Form 10-K
period 1993-12-31
MICHIGAN BELL TELEPHONE CO
filed 1994-03-31
CIK 65622

SECURITIES AND EXCHANGE COMMISSION

			Washington, D.C. 20549

			       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15

(d) OF THE  SECURITIES EXCHANGE ACT OF 1934 [FEE
		    REQUIRED]

For the fiscal year ended December 31, 1993

			 or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or
			15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [NO FEE
			REQUIRED]

	     Commission File Number 1-3499

	   Michigan Bell Telephone Company
		A Michigan Corporation
		I.R.S. Employer
		No. 38-0823930

444 Michigan Avenue, Detroit, Michigan  48226
Telephone Number  (313) 223-9900


Securities registered pursuant to Section 12(b) of the Act:
				(See attached Schedule A)

Securities registered pursuant to Section 12(g) of the Act:
				None.

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF
AMERITECH CORPORATION, MEETS THE CONDITIONS SET
FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-
K AND IS THEREFORE FILING THIS FORM  WITH REDUCED
DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION
J(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No .

XXX BEGIN PAGE 2 HERE XXX


SCHEDULE A

						   Name of each exchange
		 Title of each Class               on which registered

 Forty Year 7 3/4% Debentures, due June 1, 2011    New York Stock Exchange

 Forty Year 7% Debentures, due November 1, 2012    New York Stock Exchange

XXX BEGIN AGE 3 HERE XXX






TABLE OF CONTENTS

PART I

Item                                                                  Page

 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     4
 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   13
 4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction J(2)).

PART II

 5.  Market for the Registrant's Common Equity and Related Stock-
       holder Matters (Inapplicable).
 6.  Selected Financial and Operating Data . . . . .. . . . . . .       14
 7.  Management's Discussion and Analysis of the Results of Oper-
       ations (abbreviated pursuant to General Instruction J(2)) .      15
 8.  Financial Statements . . . . . . . . . . . . . . . . . . . . .. .  21
 9.  Changes In and Disagreements with Accountants on Accounting
       and Financial Disclosure . . . . . . . . . . . . . . . . . . .   37

PART III

10. Directors and Executive Officers of Registrant (Omitted pursuant to General Instruction J(2)).
11.  Executive Compensation (Omitted pursuant to General
Instruction
       J(2)).
12.  Security Ownership of Certain Beneficial Owners and
Management
       (Omitted pursuant to General Instruction J(2)).
13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2)).


PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .      37

XXX BEGIN PAGE 4 HERE XXX

PART I
Item 1.  Business

General
      Michigan Bell Telephone Company (the "Company") is incorporated under the laws of the State of Michigan and has its principal office at 444 Michigan Avenue, Detroit, Michigan 48226 (telephone number 313-223-9900). The Company is a wholly owned subsidiary of Ameritech Corporation ("Ameritech"), a Delaware corporation. Ameritech is the parent of the Company, Illinois Bell Telephone Company, Indiana Bell Telephone Company, Incorporated,
The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (the "landline telephone companies"), as well as several other communications businesses, and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000). The Company is managed by its sole shareholder rather than a Board of Directors, as permitted by Michigan law.

	In 1993, Ameritech restructured its landline telephone companies and two other related businesses into a structure of customer-specific business units supported by a single, regionally coordinated network unit. The five Bell companies continue to function as legal entities, owning Bell company assets in each state and continue to be regulated by the individual state public utility commissions. Products and services are now marketed under a single common brand identity, "Ameritech", rather than using the "Bell" name. While the Ameritech logo is now used to identify all the Ameritech companies, the Company is sometimes regionally identified as Ameritech Michigan.

	The Company is engaged in the business of furnishing a wide variety of advanced telecommunications services in Michigan, including local exchange and toll service and network access services. In accordance with the Consent Decree and resulting Plan of Reorganization ("Plan") described below, the Company provides two basic types of telecommunications services within specified geographical areas termed Local Access and Transport Areas
("LATAs"), which are generally centered on a city or other identifiable community of interest. The first of these services is the transporting of telecommunications traffic between telephones and other equipment on customers' premises located within the same
LATA ("intraLATA service"), which can include toll service as well as local service. The second service is providing exchange access service, which links a customer's telephone or other equipment to the network of transmission facilities of interexchange carriers which provide telecommunications service between LATAs ("interLATA service").

	About 82% of the population and 42% of the area of Michigan is served by the Company. The remainder of the State is served by other telecommunications companies. The Company does not furnish local service in the areas and localities served by such companies. Muskegon is the only city of over 50,000 population in the State in which local service is furnished by a non-affiliated telephone company. The Company estimates that on December 31, 1993, non-affiliated telephone companies had approximately 794,000 customer lines in service. Other communications services offered by the Company include data transmission, transmission of radio and television programs and private line voice and data services.

	The following table sets forth for the Company the number of customer lines in service at the end of each year.

					     Thousands
				1993    1992    1991    1990    1989

Customer Lines in Service       4,563   4,431   4,314   4,242   4,150

XXX BEGIN PAGE 5 HERE XXX

	The Company has certain agreements with Ameritech
Publishing, Inc. ("Ameritech Publishing"), an Ameritech business unit doing business as "Ameritech Advertising Services", under which Ameritech Publishing publishes and distributes classified directories under a license from the Company and provides services to the Company relating to both classified and alphabetical directories. Ameritech Publishing pays license fees to the Company under the agreements. See the discussion in Part II, Item 7., on page 20 for further information on the status of the agreements.

	Ameritech Services, Inc. ("ASI") is a company jointly owned by the Company and the other Ameritech landline telephone companies. ASI provides to those companies human resources, technical, marketing, regulatory planning and real estate asset management services, purchasing and material management support, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the landline telephone companies and integrated communications and information systems for all the business units.

	Ameritech Information Systems, Inc., a subsidiary of Ameritech, sells, installs and maintains business customer premises equipment and sells network and central office-based services provided by the Company and the other four landline telephone companies. It also provides expanded marketing, product support and technical design resources to large business customers in the Ameritech region.

	In 1993, about 90% of the total operating revenues of the Company were from telecommunications services and the remainder principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 77% of the revenues from telecommunication services were attributable to intrastate operations.

Capital Expenditures
	Capital expenditures represent the single largest use of Company funds. The Company has been making and expects to continue to make large capital expenditures to meet the demand for telecommunications services and to further improve such services. The total investment in telecommunications plant increased from about $6,789,500,000 at December 31, 1988, to about $7,559,000,000 at December 31, 1993, after giving effect to retirements but before deducting accumulated depreciation at either date. Capital expenditures of the Company since January 1, 1989 were approximately as follows:

1989. . . . . . .       $502,000,000    1992. . . . . . .       $523,000,000
1990. . . . . . .       $530,000,000    1993. . . . . . .       $452,000,000
1991. . . . . . .       $542,000,000

	Expanding on the aggressive deployment plan it began it
1992, in January 1994, Ameritech unveiled a multi-billion dollar plan for a digital network to deliver video services. Ameritech is launching a digital video network upgrade that by the end of the decade will enable six million customers in its region to access interactive information and entertainment services, as well as traditional cable TV services, from their homes, schools, offices, libraries and hospitals. The Company, for its part in the network upgrade has made an initial filing with the FCC seeking approval of the program. The filing reflects capital expenditures of approximately $55 million over the next three years. The video network concept, along with other competitive concerns, is discussed on page 20.

	The Company may also, depending on market demand, make additional capital expenditures under the digital video network upgrade program. In addition to the video network upgrade expenditures, other capital expenditures are expected to be about $348 million in 1994. These are part of a $2 billion, four-year program that Ameritech began in 1992 to incur construction-related costs to expand and improve Michigan's telecommunications infrastructure with technologies such as fiber optics and digital switching. Through December 31, 1993, Ameritech has spent over
$1 billion in Michigan toward that program.

XXX BEGIN PAGE 5 HERE XXX

Consent Decree and Line of Business Restrictions

	On August 24, 1982, the United States District Court for the District of Columbia ("Court") approved and entered a consent decree entitled "Modification of Final Judgment" ("Consent Decree"), which arose out of antitrust litigation brought by the Department of Justice ("DOJ"), and which required American Telephone and Telegraph
Company ("AT&T") to divest itself of ownership of those portions of its wholly owned Bell operating communications company subsidiaries ("Bell Companies") that related to exchange telecommunications, exchange access and printed directory advertising, as well as AT&T's cellular mobile communications business. On August 5, 1983, the Court approved a Plan of Reorganization ("Plan") outlining the method by which AT&T would comply with the Consent Decree. Pursuant to the Consent Decree and the Plan, effective January 1, 1984, AT&T divested itself of, by transferring to Ameritech, one of the seven regional holding companies ("RHCs") resulting from divestiture, its ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech landline telephone companies, as well as its regional cellular mobile communications business.

	The Consent Decree, as originally approved by the Court in 1982, provided that the Company (as well as the other Bell Companies) could not, directly or through an affiliated enterprise, provide interLATA telecommunications services or information services, manufacture or provide telecommunications products or provide any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the Company and the other Bell Companies to provide printed directory advertising and to provide, but not manufacture, customer premise equipment.

	The Consent Decree provided that the Court could grant a waiver to a Bell Company or its affiliates upon a showing to the Court that there is no substantial possibility that the Bell Company could use its monopoly power to impede competition in the market it seeks to enter. The Court has, from time to time, granted waivers to the Company and other Bell Companies to engage in various activities.

	The Court's order approving the Consent Decree provided for periodic reviews of the restrictions imposed by it. Following the first triennial review, in decisions handed down in September 1987 and March 1988, the Court continued the prohibitions against Bell
Company manufacturing of telecommunications products and provision of interLATA services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses.

	In April 1990, a Federal appeals court decision affirmed the Court's decision continuing the restriction on Bell Company entry into interLATA services and the manufacture of telecommunications equipment, but directed the Court to review its ruling that restricted RHC involvement in the information services business and to determine whether removal of the information services restriction would be in the public interest. In July 1991, the Court lifted the information services ban but stayed the effect of the decision pending
outcome of the appeals process.   Soon after, the stay was lifted on
appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the Bell Companies to produce and package information for sale across business and home phone lines.
In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

	Members of Congress and the White House are intensifying efforts to enact legislative reform of telecommunications policy in order to stimulate the development of a modern national information infrastructure to bring the benefits of advanced communications and information services to the American people.

XXX BEGIN PAGE 7 HERE XXX


Intrastate Rates and Regulation

	Prior to January 1, 1992, most of the intrastate communications services provided by the Company were subject to regulation by the Michigan Public Service Commission ("MPSC") with respect to intrastate rates and services. The MPSC prescribed a uniform system of accounts that largely parallels the one promulgated by the Federal Communications Commission and prescribed depreciation rates for the intrastate portion of the Company's assets. Effective January 1, 1992, the authority of the MPSC over many of the Company's services and asset depreciation parameters has been removed or narrowed by the new Michigan Telecommunications Act of 1991 ("MTA"), Public Act 179. Under MTA, the MPSC retains administrative responsibility for the Act and has duties such as establishing quality of service standards and investigating complaints.

	Effective January 1, 1992, for a four-year period, MTA replaced the 1913 Michigan Telephone Act and 1986 Public Act 305 which were scheduled to sunset December 31, 1991. A major goal of MTA was to encourage the development of a modern, high-quality telecommunications infrastructure that would allow the state to be competitive in a national and international information economy.

	MTA encourages the Company to commit significant investment in advanced technology by allowing new flexibility in developing and pricing telecommunications services. New services may be introduced without MPSC approval; however, the MPSC has the authority to regulate such services in the future if they are found to be adverse to the public interest. Prices of certain services such as intraLATA toll may be reduced without prior MPSC approval. MTA also allows the Company to seek a waiver from federal restrictions to provide two-way interactive video across LATA boundaries for educational services and also allows the Company to offer cable television services if permitted by federal law.

	The Act established a 400-call allowance for residential flat-rate local service. Calls above the 400 allowance are billed on a per-call basis, which was later approved at 6.2 cents per call. Unlimited residence flat-rate local calling is provided to persons age 60 and older, handicapped individuals and persons volunteering services to certain charitable and veterans organizations.

	MTA froze residential monthly basic local exchange rates for two years at rates in effect at the end of 1991. It also caps intraLATA long-distance rates for the four-year life of the Act at those in effect at the end of 1991, unless carrier access charges are increased during that period. However, the Act institutes a streamlined system for changes to basic rates, depending on the size of the change. Rate changes which do not exceed 1% less than the change in the consumer price index ("CPI") may be put in place after 90 days' notice unless the MPSC takes further action, but proposed rate changes greater than 1% less than the CPI change require MPSC approval.

	As a direct response to the new pricing flexibility afforded by MTA, the Company immediately reduced intraLATA message toll rates by $20 million effective January 1, 1992, with an additional reduction of over $20 million implemented on December 15, 1992.
In addition, the Company made progress in reducing pricing anomalies that had resulted from the fully regulated pricing structure which had evolved over the decades before competition was introduced. Where prices did increase, primarily in discretionary services such as operator handled call surcharges and certain nonregulated services, they were to recognize increased costs and to price these services more in line with the marketplace.

	In the more flexible regulatory environment created by MTA, the Company introduced new products and services made possible by new technologies. Caller ID, ScanFone, and Voice Mail were three information services that became available during 1992. Caller ID helps customers identify a calling party before they answer by displaying the telephone number from which the call is made. ScanFone services uses specialized telephone equipment to pay bills and shop electronically, and Voice Mail provides electronic answering service.

XXX BEGIN PAGE 8 HERE XXX

	Two new calling plans were introduced effective February 1, 1992. Circle Calling 20 allows seven hours of calling within a 20-mile radius of a residential customer for a charge of $20 a month. Circle Calling 30 provides a 30 percent discount on long-distance charges within a 30-mile radius and includes 30 minutes of toll calling for a fee of $3 per month. Overall, the reductions and discount plans will amount to a cut of more than 12 percent in prices residence and business customers pay for long-distance calls within LATAs. In addition, the Company introduced other new services such as Information Call Completion in which the Company will complete the call to a number supplied by an information operator for a nominal fee.

	Halfway through the four year life of MTA, the Company believes the record shows that the Act has been an unqualified success. MTA has been nationally recognized as progressive, forward looking legislation that has served as a model for change in other jurisdictions. MTA is scheduled to sunset on December 31, 1995.

	On February 16, 1993, the Company filed an application with the MPSC for approval to increase the local message charge for calls from public and semi-public coin telephones from 20 cents to 25 cents per call. The 20-cent rate has been in effect since 1976. The Company estimated the annual revenue impact of the proposal to be an increase of approximately $5.6 million after a 90-day period required to convert all coin phones to the new rate.

	Also on February 16, 1993, the Company filed a separate application to change the way it charges for directory assistance service. The Company proposed that changes would be implemented in three phases over a twelve-month period. In the first phase, the monthly allowance of free calls would be reduced from twenty to eight and the charge for calls over the allowance will increase from 22 cents to 35 cents per call. In the second phase, six months after MPSC approval, the calling allowance would be reduced to five calls per month, and in the final phase, six months later, the calling allowance would be reduced to three.

	On May 11, 1993, the MPSC issued orders on both of the applications discussed above. In the 25 cent coin telephone filing, the MPSC declined approval of the Company's proposal, finding that there was unsatisfactory resolution of the issues concerning the size of the local calling area for customer-owned customer operated coin phones and the charges for directory assistance calls made from those phones. The MPSC directed the Company to initiate a contested case proceeding under Section 203 of MTA. On August 6, 1993, the
Company complied by resubmitting its February 16, 1993 application. Currently, the contested case is approximately halfway through the scheduled proceedings, with a proposal for decision by the administrative law judge anticipated in April 1994, and an MPSC order expected in June 1994.

	In the May 11, 1993 MPSC order related to directory assistance service, the MPSC approved portions of the Company's proposal but only under the condition that the effects of the changes be revenue neutral. Specifically, the MPSC approved the first phase of the Company's proposal which called for an increase of the per call charge from 22 cents to 35 cents and a reduction in the free call allowance from twenty to eight. The Company implemented this phase on July 1, 1993, after receiving approval of its revenue neutral plan which reduced rates in other areas, primarily access charges.

	The MPSC also approved a second phase of a directory assistance increase to begin six months after the first phase which increases the per call charge to 45 cents and reduces the free call allowance from eight to five per month. The Company is still in the process of developing its revenue neutral proposal related to this phase, but it is anticipated that rate reductions will again be made primarily in access charges to be effective in July 1994.

	The May 11, 1993 MPSC order rejected the Company's proposal for a third phase on directory assistance service which would have reduced the free call allowance from five to three per month.

XXX BEGIN PAGE 9 HERE XXX

FCC Regulatory Jurisdiction

	The Company is also subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to intraLATA interstate services, interstate access services and other matters. The FCC prescribes for communications companies a uniform system of accounts apportioning costs between regulated and non-regulated services, depreciation rates (for interstate services) and the principles and standard procedures ("separations procedures") used to separate property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to services under the jurisdiction of the respective state regulatory authorities.

	For certain companies, including the Company, interstate services regulated by the FCC are covered by a price cap plan. The plan creates incentives to improve productivity over benchmark levels in order to retain higher earnings. Price cap regulation sets maximum limits on the prices that may be charged for telecommunications services but also provides for a sharing of productivity gains. Earnings in excess of 12.25% will result in prospective reduction to the price ceilings on interstate services.

	In January 1994, the FCC began a scheduled fourth-year comprehensive review of price cap regulation for local exchange companies.

Access Charge Arrangements

Interstate Access Charges.

	The Ameritech landline telephone companies provide access services for the origination and termination of interstate telecommunications. The access charges are of three types: common line, switched access and trunking.

	The common line portion of interstate revenue requirements are recovered through monthly subscriber line charges and per minute carrier common line charges. The carrier common line rates include recovery of transitional and long-term support payments for distribution to other local exchange carriers. Transitional support payments were made over a four-year period which ended on April 1, 1993. Long-term support payments will continue indefinitely.

	Effective January 1, 1994, rates for local transport services were restructured and a new "trunking" service category created. Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a local exchange carrier's serving wire center and a Company end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and a Company end office where multiplexing occurs. High volume customers generally use the flat-rated dedicated facilities associated with special access, while usage sensitive rates apply for lower-volume customers that utilize a common switching center.

	Local transport rate elements for switched services assess a flat monthly rate and a mileage sensitive rate for the physical facility between the customer's point of termination and the end office, a usage sensitive and mileage sensitive rate assessed for the facilities between the end office through the access tandem to the customer's serving wire center, and a minute of use charge assessed to all local transport. The flat rate transport rates and structure generally mirror special access rate elements. Customers can order direct transport between the serving wire center or end office and the access tandem and tandem switched transport between the access tandem and the end office.

	Special access charges are monthly charges assessed to customers for access to interstate private line service. Charges are paid for local distribution channels, interoffice mileage and optional features and functions.

XXX BEGIN PAGE 10 HERE XXX

State Access Charges.

	Compensation arrangements required in connection with origination and termination of intrastate communications by interexchange carriers are subject to the jurisdiction of the MPSC. The Company currently provides intrastate access services to interexchange carriers pursuant to MPSC tariffs which generally parallel the terms of the interstate access tariffs.

	The MPSC granted authority to certain interexchange carriers to provide intrastate interLATA service and, effective January 1, 1988, intrastate intraLATA communications services in Michigan.
The Company provides intraLATA access service under the same tariffs as are applicable to intrastate interLATA services. On February 24, 1994, the MPSC issued an order on intrastate intraLATA communications service. See discussion under "IntraLATA Long Distance Service Order" in Part II, Item 7., on page 19.

	Separate arrangements have historically governed
compensation between the Company and independent telephone
companies for jointly provided communications within the Company's local serving areas and associated independent telephone company exchanges. The FCC ordered, effective January 1, 1988, that Meet
Point Billing be implemented.   Meet Point Billing requires the local
exchange carriers ("LEC's") involved to divide ordering, rating and billing services on a proportional basis, so that each carrier bills under its respective tariff. On December 21, 1989, the MPSC issued an order on access charge arrangements. The MPSC ordered that, effective January 1, 1990, all intrastate toll carriers, including the Company, purchase any necessary access services from other local exchange carriers at their access tariff rates.

Competition

	Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products and the number of companies offering such services. Market convergence, already a reality, is expected to intensify.

	The FCC has taken a series of steps that are expanding opportunities for companies to compete with local exchange carriers in providing services that fall under the FCC's jurisdiction. In September 1992, the FCC mandated that local exchange carriers provide network access for special transmission paths to competitive access providers, interexchange carriers and end users. In February 1993, Ameritech filed a tariff with the FCC, which was effective in May, making possible this type of interconnection. In August 1993, the FCC issued an order that permits competitors to interconnect to local telephone company switches. Under the new rules, certain telephone companies must allow all interested parties to terminate their switched access transmission facilities at phone company central offices, wire centers, tandem switches and certain remote nodes. Ameritech filed a tariff in November 1993 to effect that change in February 1994.

	Ameritech is seeking opportunities to compete on an equal footing. Although the Company is barred from providing interLATA and nation-wide cable services, its competitors are not. Cellular telephone and other wireless technologies are poised to bypass Ameritech's local access network. Cable providers, who currently serve more than eighty percent of American homes, could provide telephone service and have expressed their desire to do so. Certain interexchange carriers and competitive access providers have demonstrated interest in providing local exchange service. Ameritech's plan is to facilitate competition in the local exchange business in order to compete in the total communications marketplace.

Customers First: Ameritech's Advanced Universal Access Plan

	In 1993, Ameritech embarked on a long-range restructuring with the intent of dramatically changing the way it serves its customers, and in the process altered its corporate framework, expanding the nature and scope of its services and supporting the development of a fully competitive marketplace. In March, Ameritech filed a plan with the FCC to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services - voice, data and video information.

XXX BEGIN PAGE 11 HERE XXX

	Ameritech proposes to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale, in exchange for the freedom to compete in both its existing and currently prohibited businesses. Ameritech has requested regulatory reforms to match the competitive environment as well as support of its efforts to remove restraints, such as the interLATA service restriction, which currently restrict its participation in the full telecommunications marketplace. In addition, Ameritech asks for more flexibility in pricing new and competitive services and replacement of caps on earnings with price regulation. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for interexchange service.

	To demonstrate conclusively the substantial customer and economic benefits of full competition, in December 1993, Ameritech proposed a trial of its plan beginning in 1995. Ameritech has petitioned the DOJ to recommend Federal District Court approval of a waiver of the long-distance restriction of the Consent Decree so that Ameritech can offer interexchange service. At the same time, Ameritech would facilitate the development of local communications markets by unbundling the local network and integrating competitors' switches. The trial would begin in Illinois in the first quarter of 1995 and would last indefinitely. Other states could be added over time. If the trial is approved by the DOJ, the request must be acted on by the Court which retains jurisdiction over administering the terms of the Consent Decree. In February 1994, Ameritech filed tariffs with the Illinois Commerce Commission that propose specific rates and procedures to open the local network in that state. Approval could take up to 11 months.

	Ameritech has received broad support for the plan from Midwest elected officials, national and Midwest business leaders, and education, health industry, economic development and consumer leaders. The national and local offices of the Communications
Workers of America ("CWA") and the International Brotherhood of
Electrical Workers ("IBEW") also support the plan.

	Ameritech has alternative regulatory proposals pending with other state regulatory commissions in its region to support implementation of the plan.

Ameritech's Video Network Concept

	In January 1994, Ameritech filed plans with the FCC to construct a digital video network upgrade that will enable it to reach 6 million customers by the end of the decade. Ameritech expects to spend $4.4 billion to upgrade its network to provide video services, part of a total of approximately $29 billion Ameritech estimates it will spend on network improvements over the next fifteen years. Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences. Pending FCC approval of Ameritech's plan and clearing of other regulatory hurdles, the construction of the first phase of the network could begin as soon as the fourth quarter of 1994. The new network, which will be separate from Ameritech's core local communications network, will be expanded by approximately 1 million additional Midwest customers in each of the next five years.

	Ameritech will be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, interexchange carriers and video telephony customers will also have access to the technology.

	With the new system, customers will have access to a virtually unlimited variety of programming sources. These will include basic broadcast services, similar to today's cable service, and advanced interactive services such as video on demand, home healthcare, interactive educational software, distance learning, interactive games and shopping, and a variety of other entertainment and information services that can be accessed from homes, offices, schools, hospitals, libraries and other public and private institutions.

XXX BEGIN PAGE 12 HERE XXX



Cable/Telco Cross-ownership Ban

	In November 1993, Ameritech filed lawsuits in two federal courts seeking freedom from the ban on providing video services in its own service area. Ameritech asked U.S. District Courts in Illinois and Michigan to declare unconstitutional the provisions of the Cable Act of 1984 that bar the RHCs from providing cable TV service in areas where they hold monopolies on local phone service. In August 1993, a U.S. District Court granted a request by Bell Atlantic Corporation for such an order, but that court denied similar requests by Ameritech and the other RHCs.

	Legislation has been introduced in Congress that would repeal the cross-ownership ban.

Employee Relations

	As of December 31, 1993, the Company employed 14,561 persons, a decrease from 15,142 at December 31, 1992. During 1993, approximately 217 management employees left the payroll as a result of voluntary and involuntary workforce reduction programs, and 214 nonmanagement employees took advantage of a Supplemental
Protection Program ("SIPP") established under labor agreements to voluntarily exit the workforce. Additional restructuring was done by normal attrition. On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Under terms of agreements between Ameritech, the CWA and the IBEW, Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995.

	The reduction of workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

	Approximately 12,021 employees are represented by the CWA which is affiliated with the AFL-CIO.

	In July and August 1993, the Ameritech landline telephone companies and Ameritech Services reached agreement with the CWA and the IBEW on a workforce transition plan for assigning union-represented employees to the newly established business units. The separate agreements with the two unions extend existing union contracts with the landline telephone companies and Ameritech Services to the new units. The pacts address a number of force assignment, employment security and union representation issues. In 1995, when union contracts are due to expire, the parties will negotiate regional contracts.

Item 2.  Properties

	The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1993, central office equipment represented 40% of the Company's investment in telecommunications plant in service; land and buildings (occupied principally by central offices) represented 9%; and connecting lines which constitute outside plant, the majority of which are on or under public roads, highways or streets and the remainder of which are on or under private property, represented
46%.

	Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Company situated on land which it owns in fee. Many garages, business offices and some administrative offices are in leased premises.

XXX BEGIN PAGE 13 HERE XXX


Item 3.  Legal Proceedings

Pre-divestiture Contingent Liabilities Agreement

	The Plan provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

	With respect to such liabilities, AT&T and the Bell
Companies, including the Company, will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

	Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management any monetary liability or financial impact to which the Company would be subject after final adjudication or settlement of all such liabilities would not be material in amount to the financial position of the Company.

XXX BEGIN PAGE 14 HERE XXX

PART II

Item 6.  Selected Financial and Operating Data

MICHIGAN BELL TELEPHONE COMPANY
(Dollars in Millions)

				 1993       1992      1991      1990     1989
Revenues
  Local service  . . .  . .    $1,092.1   $1,168.6  $1,097.7  $1,093.0  $1,082.8
  Interstate network access . .   512.6      479.4     474.0     496.2     453.5
  Intrastate network access . .   201.5      199.9     182.0     186.4     173.8
  Long distance . . . . . . . .   695.8      591.6     582.7     605.3     570.2
  Other . . . . . . . . . . .     244.8      239.4     238.9     237.0     234.9
				2,746.8    2,678.9   2,575.3   2,617.9   2,515.2

Operating expenses . . . . .    2,152.3    2,103.1   2,043.7   2,038.2   1,957.0
Operating income  . . . . .       594.5      575.8     531.6     579.7     558.2
Interest expense . . . . . . .    106.2      109.6     125.3     116.9     117.2
Other (income) expense, net . . .   4.6        9.4      (5.0)     (3.8)    (3.5)
Income taxes  . . . . . . . . .   140.5      130.6     120.8     140.8     126.9
Income before cumulative
 effect of change in accounting
 principles . . . . . . . . . .   343.2      326.2     290.5     325.8     317.6
Cumulative effect of change in
   accounting principles . . .     --       (448.4)      --       --        --
Net income (loss) . . . . . .  $  343.2   $ (122.2)  $ 290.5   $ 325.8  $  317.6

Total assets  . . . . . . . .   5,259.2    5,289.9   5,251.8   5,192.8   5,001.1

Telecommunications plant, net . 4,382.8    4,456.1   4,446.5   4,410.4   4,398.3
Capital expenditures . . . .      452.1      523.3     542.2     530.1     501.6
Long-term debt . . . . . . .   $1,132.4   $1,085.1  $1,071.0  $1,202.8  $1,174.4

Debt ratio  . . . . . . .  . .    46.3%      46.4%     41.9%     41.3%     41.3%
Pre-tax interest coverage . .     5.74       4.88      4.12      4.70      4.58
Return to average equity * . . .  19.6%     (7.1)%     14.0%     16.0%     16.0%
Return on average total capital * 13.2% (0.6)% 11.0% 12.2% 12.2% Customer lines at end of year
  (in thousands) . . . . . . .    4,563      4,431     4,314     4,242     4,150
% Customer lines served by
digital electronic offices . .      68%       53%        49%      44%        39%
% Customer lines served by analog
  electronic offices . . . . .      31%       46%        49%      52%        56%

Employees at end of year . . . .  14,561    15,142     15,836   16,234    16,785
Customer lines per employee . . .   313       293        272      261       247
Local calls per
 year (in millions) # . . . . .   14,198    14,555     14,136   14,072    12,679
Calls per customer
 line  . . . . . . . . . . . .     3,112     3,285      3,277    3,317     3,055


* After cumulative effect of change in accounting principles.

# Effective August 1991 (MPSC NO.U9004), certain local calls from private line circuits were reclassified to Access Service. The years 1989-1991 have been restated to be on a comparable basis.

XXX BEGIN PAGE 15 HERE XXX

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

	  (Dollars in millions)

Following is a discussion and analysis of the results of operations of the Company for the year ended December 31, 1993 and for the year ended December 31, 1992, which is based on the Statements of Income and Reinvested Earnings on page 23 Other pertinent data are also given in Selected Financial and Operating Data on page 14.

Results of Operations

   REVENUES

Revenues increased $67.9 or 2.5% due to the following:

							 Increase
				    1993        1992    (Decrease)   %Change
Local service . . . . . . . . . . $1,092.1    $1,168.6   ($76.5)     (6.5%)

The decrease of $76.5 was primarily due to a $119.9 reclassification, at the Company's initiative, of certain measured interzone messages from the local service category to the long distance service category. Without the reclassification, local service would have increased $43.4. This was comprised of $37.6 in volume increases attributable to continued growth in central office custom features and public telephone revenues, and a 3.0% increase in access lines to 4,562,740 from 4,431,174 in the prior year. An additional $5.7 increase resulted from rate changes which consisted of an increase in certain operator assisted services, custom calling features, and the expiration of temporary customer credits in effect during 1992.


						   Increase
				1993       1992   (Decrease)   %Change
Access service
    Interstate access .  . .   $512.6     $479.4    $ 33.2      6.9%
    Intrastate access .  . .   $201.5     $199.9    $  1.6      0.8%

Interstate access increased $33.2 due to a $16.7 reduction in support payments made to the National Exchange Carrier
Association, volume of business increases of $11.3, and a $10.6 increase related to anticipated settlements with other telecommunications providers. These increases were partially offset by $6.0 in rate reductions.

The intrastate access increase of $1.6 was mainly the result of the effect of higher calling volumes of $11.3 and true-ups and settlements with other local exchange carriers of $5.2. These increases were offset by $10.8 in rate reductions and $3.3 in various claims and settlements with interexchange carriers.

							Increase
				   1993        1992    (Decrease)     %Change
Long distance services . . . .    $695.8      $591.6     $104.2        17.6%

The increase in long distance revenues of $104.2 is primarily the result of the $119.9 reclassification related to local service revenues discussed above. Without this reclassification, long distance revenues would have decreased $15.7. Volume increases of $46.9 were more than offset by shifts to discount calling plans of $42.6 and rate reductions totaling $19.3.

XXX BEGIN PAGE 16 HERE XXX


						       Increase
				  1993         1992    (Decrease)   %Change
Other revenues . . . . . . .     $244.8      $239.4       $5.4        2.3%

An increase of $5.4 was primarily due to growth in nonregulated revenues (primarily inside wiring services) of $8.7 and $2.2 in Ameritech Publishing, Inc. license fees. This was reduced by a $6.3 increase in uncollectibles resulting from increased write-offs.


   OPERATING EXPENSES

The Company has changed the presentation of its operating expenses in the Statements of Income and Reinvested Earnings to facilitate a better understanding of its operating results. Prior year amounts have been reclassified to conform with this presentation.

Operating expenses increased $49.2 or 2.3% primarily due to the following:

						    Increase
				1993       1992    (Decrease)      %Change
Depreciation . . . . . . . . .  $543.3     $520.7     $22.6         4.3%

Depreciation expense increased $22.6 due mainly to a $13.4 increase in intrastate rates resulting from the Company's ongoing review of the lives of its property. In addition, a $15.6 increase resulted from the continued expansion of the plant investment base. These increases were partially offset by a $6.7 reduction caused by the expiration of FCC-authorized inside wire and reserve deficiency amortization schedules.


						   Increase
				 1993      1992   (Decrease)      %Change
Employee-related
    expenses. . . . . . . . .   $705.8     $701.8     $4.0          0.6%

The $4.0 increase in employee-related expenses was due to increases of $16.3 in basic wage rates, $5.7 in the provision for team awards and bonus payments, and $5.0 in other employee-related costs, mainly tuition aid and technical training fees, relocation costs and travel expenses. Offsetting these increases were reductions of $21.5 due to lower force levels than the previous year. The remaining offset was primarily due to lower overtime payments recorded in 1993. The Company's total employee count was 14,561 as of December 31, 1993, compared to 15,142 at December 31, 1992.


						      Increase
				   1993      1992    (Decrease)   %Change
Taxes other than income
    taxes . . . . . . . . . . .   $132.2    $144.1    ($11.9)      (8.3%)

The decrease in taxes other than income taxes is due to a $13.2 reduction made to the provision for property taxes to recognize the impact of new state legislation enacted in December 1993 which lowers property tax millage rates in Michigan for December 31, 1993 assessments. Partially offsetting this reduction was a $1.9 increase in other taxes, primarily Michigan single business tax expense, resulting from higher 1993 business volumes.

XXX BEGIN PAGE 17 HERE XXX



						     Increase
				 1993       1992    (Decrease)    %Change
Other operating
    expenses. . . . . . .       $771.0     $736.5     $34.5        4.7%

The growth reported in this category was due to increases of $28.7 in payments for services provided by affiliated companies due in part to a transfer of certain work functions to Ameritech Services, Inc. (a subsidiary jointly owned by the Company and the other four Ameritech landline telephone companies)("ASI"), $8.7 in higher advertising costs, a $5.7 increase in expenses paid to other carriers for access, and a $2.5 increase in the provision made for potential claims and settlements with interexchange carriers. Partially offsetting these increases was a $10.8 decrease resulting from the effects of the work force resizing provision reflected in 1992 results.



   OTHER INCOME AND EXPENSES
						      Increase
				 1993         1992   (Decrease)      %Change
Interest Expense . . . . . .    $106.2       $109.6    $(3.4)        (3.1)%

The decrease in interest expense is attributable primarily to $3.8 in tax and other settlements made in 1992. In addition, interest related to debt decreased $.9 due to lower composite interest rates on short-term debt. These decreases were partially offset by $1.7 of interest related to the 1990 incentive regulation plan.

						     Increase
				 1993        1992   (Decrease)      %Change
Other expense, net . . . . .  .  $4.6       $ 9.4     $(4.8)        (51.1)%

The $4.8 decrease is primarily the result of $4.0 in higher earnings from ASI in which the Company has a 26% ownership interest. In addition, other expenses were $4.1 lower: $2.4 in lower 1993 costs related to the early retirement of debt, and $1.7 from a 1992 write-off of relocation work performed but not collectible. These reductions in expense were partly offset by a $3.1 increase in 1993 contributions, primarily new commitments to education in the form of educational grants.

						    Increase
				 1993        1992  (Decrease)      %Change
Income taxes . . . . . . .. .   $140.5      $130.6     $9.9         7.6%

The income tax increase of $9.9 was the net effect of several items. There were increases of $9.4 due to higher pre-tax income, $9.0 in adjustments to the provision for future settlements, and $6.1 due to the change to the new 35% tax rate. These were somewhat offset by a one-time $6.8 reduction caused by adjusting the SFAS Nos. 106 and 112 deferred tax asset to reflect the change in tax rate, and a $6.5 true-up in the investment-related components of the 1992 tax provision. The remaining offset is due mainly to a $2.0 increase in investment tax credits amortized in 1993.

XXX BEGIN PAGE 18 HERE XXX


OTHER INFORMATION

Changes in Accounting Principles

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The new accounting method is essentially a refinement of the liability method already followed by the companies of Ameritech Corporation ("Ameritech", the Company's parent) and, accordingly, did not have a significant impact on the Company's financial statements upon adoption.

As more fully discussed in Note (C) to the financial statements, effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112, "Employers Accounting for
Postemployment Benefits". The cumulative effect of these accounting changes was recognized in the first quarter of 1992 as a change in accounting principles of $448.4, net of a deferred income tax benefit of $225.1.


Regulatory Environment

Customer demand, technology, and the preferences of policy makers are all converging to increase competition in the local exchange business. The effects of increasing competition are apparent in the marketplace the Company serves. For example, certain large telecommunications providers have recently announced their intentions to provide full local exchange service. Additionally, increasing volumes of intraLATA long distance services purchased by large and medium sized business customers are sold by carriers other than the Company.

Recognizing this trend, the Company's regulatory/public policy activities are focused on achieving a framework that allows for expanding competition while providing a fair opportunity for all carriers, including the Company, to succeed. The cornerstone of this effort is Ameritech's "Customers First Plan" that was filed with the FCC on March 1, 1993. In a subsequent filing with the U.S. Department of Justice, Ameritech proposed that the Customers First Plan be implemented on a trial basis beginning in January 1995 in Illinois and other states thereafter.

The Customers First Plan proposes to open all of the local telephone business in the Company's service area to competition. In exchange, Ameritech has requested three regulatory changes. First, Ameritech has requested relief from the Modification of Final Judgment ("MFJ") interLATA ban. Such relief would mean that the Company would be allowed to offer all long distance services. Second, Ameritech has requested a number of modifications in the FCC's price cap rules.
These modifications would apply only to Ameritech, including the Company, and would eliminate any obligation to refund, in the form of its share of future rate reductions, its share of interstate earnings in excess of 12.25%. The modifications would also provide the Company increased ability to price its interstate access services in a manner appropriate to competitive conditions. Third, Ameritech has requested FCC authority to collect in a competitively neutral manner, the social subsidies currently embedded in the rates that the Company charges long distance carriers for access to the local network.

The Michigan Public Service Commission ("MPSC") adopted an incentive regulation plan on March 13, 1990. The incentive regulation plan, which became effective April 1, 1990, was terminated as of December 31, 1991, having been found inconsistent with the Michigan Telecommunications Act ("MTA") effective
January 1, 1992. Through the end of 1991, after 21 months under the plan, the Company had recognized a liability of $8.2 for potential sharing of profits with customers. In September 1992, the Company increased this provision to $10.5 in accordance with a tentative agreement reached with the MPSC staff. In January 1993, the MPSC issued an order approving the agreement but also providing that interest be accrued on the $10.5 at 9% per annum since January 1, 1992. As of December 31, 1993, the total liability related to ratepayer sharing is $12.2.

XXX BEGIN PAGE 19 HERE XXX

In response to the January 1993 order, the Company filed its proposed plan in February 1993 for the matching of shareable earnings to benefit education. This plan proposed to match the original $10.5 plus interest with an equal amount if all amounts would be available for and dedicated to educational telecommunications services. In December 1993, the MPSC issued an order approving an agreement reached between the Company, intervenors, and the MPSC staff, establishing two separate funds dedicated to educational telecommunications projects: the ratepayers' portion and the Company's matching fund. As of December 31, 1993, the amount recorded to recognize the matching portion is $11.3.

A three-member Michigan Council on Telecommunications Services for Public Education ("Council") was established to review and make recommendations on all projects funded by the ratepayers' portion. The Company retains control over how the matching funds are expended, which may be in the form of capital, expense or in-kind services, but agrees to work with the Council in making those determinations.


IntraLATA Long Distance Service Order

On July 31, 1992, MCI Telecommunications Corporation ("MCI") filed a complaint with the MPSC seeking "1+" intraLATA dialing parity for all toll competitors of the Company, alleging that current dialing arrangements violated the Michigan Telecommunications Act. Callers in Michigan must currently dial "10" plus a three digit access code to use the services of the Company's intraLATA toll competitors.

The MPSC dismissed MCI's complaint finding no statutory violations. However, as a result of subsequent proceedings in the case, on February 24, 1994, the MPSC issued an order requiring the implementation of "1+" intraLATA toll dialing parity in Michigan.
The MPSC order requires dialing parity to be implemented concurrently with the termination of prohibitions against the Company's ability to offer interLATA service, but in no event later than January 1, 1996. The order also requires the establishment of an industry task force to consider all issues involved in the implementation of intraLATA dialing parity. The task force will develop a deployment schedule, identify the costs for deployment, and determine the methodology to recover those costs. The task force is required to file a report with the MPSC no later than September 23, 1994, setting forth its findings and recommendations.

The Company believes that the MPSC has not considered all relevant factors in rendering its decision on intraLATA parity. Accordingly, the Company has filed a petition for a rehearing with the MPSC as a first step in bringing further clarification to the issues.

In 1993 the Company recorded $695.8 of long distance revenue, of which approximately $634.0 resulted from intraLATA message and unidirectional long distance services. Customer response to dialing parity and the effect on the Company's intraLATA long distance revenue is uncertain. However, it is estimated that approximately 50% of any long distance revenue lost, which could be significant, would be offset by additional access revenue.


Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS No. 71"). Under SFAS No. 71, the
Company records certain assets and liabilities because of actions of regulators. Further, amounts previously charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include
(1) increasing competition which restricts the Company's ability to

XXX BEGIN PAGE 20 HERE XXX

establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS
No. 71 is appropriate.


Status of new business units

In February 1993, following a year-long examination of its business called "Breakthrough Leadership," Ameritech announced it would restructure its business into separate units organized around specific customer groups - such as residential customers, small businesses, interexchange companies and large corporations - and a single unit that will run Ameritech's network in Illinois, Indiana, Michigan, Ohio and Wisconsin. The Ameritech Bell Companies will continue to function as legal entities owning current Bell company assets in each state. The network unit will provide network and information technology resources in response to the needs of the other business units. This unit will be the source of network capabilities for products and services offered by the other business units and will be responsible for the development and day-to-day operation of an advanced information infrastructure.

All of the market units and the network unit are currently operational. Ameritech has developed a new logo and is marketing all of its products and services under the single brand name
"Ameritech."


Digital Video Network

In January 1994, Ameritech announced a program to launch a digital video network upgrade that is expected, by the end of the decade, to make available interactive information and entertainment services, as well as traditional cable TV services, to approximately six million Ameritech customers. The Company has filed an application with the FCC seeking approval of the program. The application reflects capital expenditures of approximately $55.0 over the next three years. The Company may also, depending on market demand, make additional capital expenditures under this program. The Company anticipates that its capital expenditures for the program will be funded without an increase in its recent historical level of capital expenditures.


Termination of publishing services contract

On September 9, 1993, Ameritech Publishing exercised its right to terminate its publishing services contract (the "Agreement") with the Company, effective September 8, 1994, or such other mutually acceptable date. Pursuant to the Agreement, which became effective on January 1, 1991, the Company granted a license and provides billing, collection and other services to Ameritech Publishing, and Ameritech Publishing provides directory services for the Company. Ameritech Publishing is a wholly-owned subsidiary of the Company's parent, Ameritech Corporation. The Agreement's initial term was to have been five years, subject, however, to either party's right to terminate on not less than twelve months' prior notice. In 1993, the Company earned fees of approximately $132.7 from Ameritech
Publishing and paid Ameritech Publishing approximately $19.8 for services rendered.

The Company has begun negotiations with Ameritech Publishing for a new contract. While the Company cannot predict at this time the specific terms and conditions of any new contract it may negotiate with Ameritech Publishing, it anticipates that annual payments from Ameritech Publishing under a new contract could be significantly less than current annual payments under the Agreement. A new contract with Ameritech Publishing could also vary from the Agreement as to duration, services to be provided by the parties, and other provisions.

XXX BEGIN PAGE 21 HERE XXX



Property Tax Litigation

The Company has disputed the manner of assessment of its property taxes in Michigan. In August of 1993, the Michigan Supreme Court agreed to hear certain issues associated with that dispute which involves the 1984-1986 tax years. If the Company is successful in its arguments, it will receive a refund of overpayment of property taxes. If unsuccessful, the Company may be subject to an additional, and possibly substantial, tax liability for those years beyond 1986. An opinion of the court could be issued by the end of 1994. Management of the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.


Workforce Resizing

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Under terms of agreements between Ameritech, the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW, to selected nonmanagement employees who leave the business before the end of 1995.

The above actions will result in a charge to first quarter 1994 earnings of approximately $137.8 or $89.2 after tax. A significant portion of the program cost will be funded by Ameritech's pension plan, whereas financial incentives to be paid from Company funds are estimated to be approximately $36.9. Settlement gains, which result from terminated employees accepting lump-sum payments from the pension plan, will be reflected in income as employees leave the payroll. The Company believes this program will reduce its employee-related costs by approximately $78.0 on an annual basis upon completion of this program.

The reduction of the workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition

XXX BEGIN PAGE 22 HERE XXX




Item 8.  Financial Statements and Supplementary Data


 Report of Independent Public Accountants



To the Shareholder of
Michigan Bell Telephone Company:

      We have audited the accompanying balance sheets of Michigan Bell Telephone Company (a Michigan Corporation), as of December
31, 1993 and 1992, and the related statements of income and reinvested earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Bell Telephone Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

      As discussed in Note (C) to the financial statements, the Company changed its method of accounting for certain postretirement and postemployment benefits in 1992.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN & CO.
Detroit, Michigan
January 28, 1994

XXX BEGIN PAGE 23 HERE XXX



 Statements of Income and Reinvested Earnings


MICHIGAN BELL TELEPHONE COMPANY

(Dollars in millions)

					   Year Ended December 31,
					1993        1992         1991

Revenues . . . . . . . .. . . . . .    $2,746.8    $2,678.9    $2,575.3

Costs and expenses
   Depreciation. . . . . . . . . . . . .  543.3       520.7       507.9
   Employee-related expenses. . . . .     705.8       701.8       708.1
   Taxes other than income taxes . . .    132.2       144.1       136.9
   Other operating expenses. . . . . .    771.0       736.5       690.8
	2,152.3 2,103.1 2,043.7

Operating Income . . . . . . . . . .      594.5       575.8       531.6

Interest expense. . . . . . . . . . .     106.2       109.6       125.3
Other (income) expense - net  . . . .       4.6         9.4        (5.0)
					  110.8       119.0       120.3

Income before income taxes and
   cumulative effect of change in
   accounting principles. . . . . . .     483.7       456.8       411.3

Income taxes . . . . . . . . . . . .      140.5       130.6       120.8

Income before cumulative effect of
   change in accounting principles . .    343.2       326.2       290.5

Cumulative effect of change in
   accounting principles . . . . . .       --        (448.4)        --

Net income (loss). . . . . . . . . .      343.2      (122.2)      290.5

Reinvested earnings, beginning of year .    2.8       348.5       323.3
Less:  Dividends . . . . . . . . . . .    324.6       223.5       265.3
Reinvested earnings, end of year . .  $    21.4    $    2.8    $  348.5





The accompanying notes are an integral part of these financial statements.

XXX BEGIN PAGE 24 HERE XXX



 Balance Sheets
MICHIGAN BELL TELEPHONE COMPANY
(Dollars in millions)
						   December 31,  December 31,
						     1993              1992
ASSETS
CURRENT ASSETS
   Cash and temporary cash investments . . . .    $  17.0         $     --
   Receivables, net
     Customers and agents (less allowance for
       uncollectibles of $44.9 and $40.6
       for 1993  and 1992, respectively) . . .       452.9             458.1
     Ameritech and affiliates . . . . . . . .         15.7              16.5
     Other . . . . . . . . . . . . . . . . .   .      27.8              29.0
   Material and supplies  . . . . . . . . . . . . .   26.4              28.0
   Prepaid and other . . . . . . . . . . . . .        23.0              30.4
						     562.8             562.0
TELECOMMUNICATIONS PLANT
   In service  . . . . . . . . . . . . . . .       7,452.8           7,315.5
   Under construction  . . . . . . . . . .  . .      106.2             140.2
						   7,559.0           7,455.7

   Less accumulated depreciation . . . . . . .     3,176.2           2,999.6
						   4,382.8           4,456.1
INVESTMENTS, principally in affiliates. . . . . .     68.5              56.4
OTHER ASSETS AND DEFERRED CHARGES . . . . . .        245.1             215.4
TOTAL ASSETS . . . . . . . . . . . . . . . . .    $5,259.2          $5,289.9

LIABILITIES AND SHAREOWNER'S EQUITY
CURRENT LIABILITIES
   Debt maturing within one year
	Ameritech . . . . . . . . . . . . . . .   $  382.9         $  264.0
	Other . . . . . . . . . . . . . . . . . .      3.2            157.6
   Accounts payable
     Ameritech Services, Inc. . . . . . . . . .       50.6             46.7
     Other Ameritech Affiliates . . . . . . . .       47.0             24.5
     Other  . . . . . . . . . . . . . . . . . .      168.5            183.7
   Other current liabilities . . . . . . . .         322.9            326.8
						     975.1          1,003.3

LONG-TERM DEBT . . . . . . . . . . . . . .         1,132.4          1,085.1

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES
   Accumulated deferred income taxes . . . . .       405.7            440.2
   Unamortized investment tax credits. . . . . .      93.7            117.4
   Postretirement benefits other than pensions .     636.8            653.1
   Long-term payable to affiliate (ASI) for
     SFAS 106 adoption . . . . . . . . . .            22.9             25.8
   Regulatory liability and other  . . . . .         230.9            221.9
						   1,390.0          1,458.4
 SHAREOWNER'S EQUITY
   Common stock ($14 2/7 par value,
      120,810,000 shares authorized,
      120,526,415 issued and outstanding)  .       1,721.8          1,721.8
   Proceeds in excess of par value . . . .            18.5             18.5
   Reinvested earnings . . . . . . . . . . .          21.4              2.8
						   1,761.7          1,743.1
 TOTAL LIABILITIES AND SHAREOWNER'S EQUITY .      $5,259.2         $5,289.9

The accompanying notes are an integral part of these financial statements.

XXX BEGIN PAGE 25 HERE XXX

 Statements of Cash Flows

MICHIGAN BELL TELEPHONE COMPANY
(Dollars in millions)

						   Year Ended December 31,
						   1993      1992      1991
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . .    $ 343.2   $(122.2)   $ 290.5
  Adjustments to net income (loss)
    Cumulative effect of change in
       accounting principles. . . . . . . . .  .     --      448.4        --
    Depreciation. . . . . . . . . . . . . . . .    543.3     520.7      507.9
    Deferred income taxes, net. . . . . . . . .    (18.3)    (15.0)     (37.2)
    Investment tax credits . . . . . . . . . .     (23.7)    (18.9)     (18.3)
    Interest during construction . . . . . . .     ( 1.4)    ( 1.2)     ( 2.2)
    Provision for uncollectibles. . . . . . .       42.7      36.4       34.9
    Change in accounts receivable. . . . . . .     (35.4)    (56.2)     (71.1)
    Change in materials and supplies . . . . .     ( 2.2)      1.0      ( 4.7)
    Change in prepaid expense and certain
       other current assets . . . . . . . . . .    ( 7.1)      1.2        3.1
    Change in accounts payable . . . . . . . . . .  14.1     (26.7)       1.7
    Change in accrued taxes . . . . . . . . . .     (6.4)    (26.4)      19.5
    Change in certain other current liabilities .    1.2      22.7       21.8
    Change in certain non-current
      assets and liabilities . . . . . . . . ..    (45.9)     17.9       (2.8)
    Other . . . . . . . . . . . . . . . . . . .   (  0.7)   ( 19.5)       0.2
    Net cash from operating activities . . .  .    803.4     762.2      743.3

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net   . . . . . . . .     (449.5)   (515.6)    (537.8)
  Proceeds from (costs of) disposal of
     telecommunications plant. . . . . . . . .     ( 5.2)    (11.3)       5.5
  Additional equity investments in ASI. . . . .    ( 7.8)    (10.4)        --
  Net cash used in investing activities . . . .   (462.5)   (537.3)    (532.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Intercompany financing, net . . . . . . . . .    118.9    (37.5)      301.5
  Net change in other short-term debt . . .          --       --       (210.0)
  Issuance of long-term debt  . . . . . . .        200.0    450.0        50.0
  Retirements of long-term debt . . . . . . . .   (307.0)  (412.2)     ( 87.8)
  Cost of refinancing long-term debt . . . . .    ( 11.2)  (  1.7)         --
  Dividend payments  . . . . . . . . . . . . .    (324.6)  (223.5)     (265.3)
  Net cash from financing activities . . . . .    (323.9)  (224.9)     (211.6)

  Net increase (decrease) in cash and
      temporary cash investments. . . . . . . .     17.0       --        (0.6)

  Cash and temporary cash investments,
      beginning of year. . . . . . . . . . . .        --       --         0.6

  Cash and temporary cash investments,
      end of year. . . . . . . . . . . . . . .   $  17.0    $  --      $  --

The accompanying notes are an integral part of these financial statements.

XXX BEGIN PAGE 26 HERE XXX

 Notes to Financial Statements

MICHIGAN BELL TELEPHONE COMPANY

(Dollars in millions)

Michigan Bell Telephone Company ("the Company") is a wholly-owned subsidiary of Ameritech Corporation ("Ameritech").

(A)  ACCOUNTING POLICIES - The financial statements of the
Company reflect the application of the accounting policies described in this note.

Basis of Accounting - The financial statements have been prepared in accordance with generally accepted accounting principles. In compliance with Statement of Financial Accounting Standards No.
71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), the Company, which is still subject to regulation for certain services, recognizes the actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose a liability. Actions of a regulator can also eliminate a liability previously imposed by the regulator.

Transactions with Affiliates -The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

	1. Ameritech Services, Inc. (ASI) The Company has a 26% ownership interest in ASI, an Ameritech-controlled affiliate that provides consolidated planning, development, management and support services to all the Ameritech Bell companies. The
Company also has an agreement with ASI whereby the Company provides certain services such as loaned employees to ASI.

							 1993    1992    1991
Purchase of materials and charges for services . . . .  $526.5  $489.4  $397.4
Recovery of costs of services provided to ASI . . . .     11.7     9.3     7.9

	2.   Ameritech (the Company's parent)  Ameritech provides
various administrative, planning, financial, and other services to the Company.  Such services are billed to the Company at cost.
							 1993    1992    1991
Charges incurred for services . . . . . . . . . . . .   $29.4   $29.7   $29.8

	3.   Ameritech Publishing, Inc. (API)  The Company has an
agreement whereby payments are made to the Company by API
for license fees and billing and collection services provided by the Company.  The Company also purchases directory services
from API under the same agreement.
						       1993    1992    1991
Fees paid to the Company by API . . . . . . . . .     $132.7  $130.5  $128.6
Purchases by the Company from API. . . . . . . . . . .  19.8    18.9    18.5

	4.   Ameritech Information Systems, Inc. (AIS)  The
Company has an agreement whereby the Company reimburses
AIS for costs incurred by AIS in connection with the sale of network services on behalf of the Company by AIS employees.
						       1993    1992    1991
Charges incurred for services . . . . . . . . . .     $13.9    $9.9   $11.1

XXX BEGIN PAGE 27 HERE XXX

	5.   Bell Communications Research, Inc. (Bellcore)
Bellcore provides research and technical support to the Company.
ASI has a one-seventh interest in Bellcore and bills the Company for the costs.

							1993    1992    1991
Charges incurred for services . . . . . . . . . . .    $32.2   $40.7   $39.0

Telecommunications Plant - Telecommunications plant is stated at original cost. The original cost of telecommunications plant purchased from ASI includes a return on investment to ASI.

The provision for interstate depreciation, as prescribed by the FCC, is based principally on the straight-line remaining life and the straight-line equal life group (ELG) methods of depreciation applied to individual categories of telecommunications plant with similar characteristics. Effective January 1, 1990, the Company began a phase-in of ELG rates for determination of intrastate depreciation. This method was applied to two classes of plant in 1990, with all other classes (except electromechanical switching) completed in 1991. In 1992 the Company began a cyclical review plan under which the depreciation rate parameters of various classes of plant are under examination on a triennial basis.

When depreciable plant is retired, the amount at which such plant has been carried in telecommunications plant in service is charged to accumulated depreciation.

The cost of maintenance and repairs of plant is charged to expense.

Investments - The Company's investments in ASI (26% ownership and $68.5) are reflected in the financial statements using the equity method of accounting.

Material and Supplies - Inventories of new and reusable materials and supplies are stated at the lower of cost or market with cost stated principally at average original cost; for certain large individual items, cost is determined on a specific identification basis.

Interest During Construction - Regulatory authorities allow the
Company to accrue interest as a cost of constructing certain plant and as an item of income, i.e., allowance for debt and equity funds used to finance construction. Such income is not realized in cash currently but will be realized over the service life of the plant as the resulting higher depreciation expense is recovered in the form of increased revenues.

Income Taxes - The Company is included in the consolidated federal income tax return filed by Ameritech and its subsidiaries. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
(SFAS No. 109). The new accounting method is essentially a refinement of the liability method already followed by the Ameritech companies and, accordingly, did not have a significant impact on the Company's financial statements upon adoption. Consolidated income tax currently payable has been allocated by Ameritech to the Company based on the Company's contribution to consolidated taxable income and tax credits.

Deferred tax assets and liabilities are based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities. Under the liability method, deferred tax assets and liabilities at the end of each period are determined using the statutory tax rates in effect when these temporary differences are expected to reverse. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. In addition, for regulated companies, SFAS No. 109 requires that all deferred regulatory assets and liabilities be recognized at the revenue requirement level. It further requires that a deferred tax liability be recorded to reflect the amount of cumulative tax benefits previously flowed through to ratepayers and that a long-term deferred asset be recorded to reflect the revenues to be recovered in telephone rates when the related taxes become payable in future years.

XXX BEGIN PAGE 28 HERE XXX

The Company uses the deferral method of accounting for investment tax credits. Therefore, credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986 and also certain transitional credits earned after the repeal are being amortized as reductions in tax expense over the life of the plant which gave rise to the credits.

Temporary Cash Investments - Temporary cash investments are stated at cost which approximates market. The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

Short-Term Financing Arrangement - During 1991, Ameritech entered into an arrangement with its subsidiaries, including the Company, for the provision of short-term financing and cash management services. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirements of its subsidiaries and invests short-term, excess funds on their behalf (See Notes (D) and (H)).


(B)  INCOME TAXES - The components of income tax expense
(before cumulative effect of change in accounting principles) were as follows:

						1993      1992     1991
     Federal
	 Current . . . . . . . . . . .         $180.7    $162.5   $174.1
	 Deferred, net . . . . . . . . . .      (18.3)    (14.8)   (36.8)
	 Investment tax credits . . . . . .     (23.7)    (18.9)   (18.3)
	      Total  . . . . . . . . . .       $138.7    $128.8   $119.0

     Local
	 Current . . . . . . . . . . . . .    $  1.9     $  2.0    $ 2.2
	 Deferred, net . . . . . . . . . .      (0.1)      (0.2)    (0.4)
	      Total  . . . . . . . . . . .       1.8        1.8      1.8

	      Total income tax expense . .    $140.5     $130.6   $120.8

Deferred income tax expense (credits) results principally from temporary differences caused by the change in the book and tax bases of telecommunications plant due to the use of different depreciation methods and lives for financial reporting and income tax purposes.

Total income taxes paid were $175.0, $171.7, and $159.1 in 1993, 1992 and 1991, respectively.

XXX BEGIN PAGE 29 HERE XXX

The following is a reconciliation between the statutory federal income tax rates of 35% in 1993, and 34% in 1992 and 1991, and the Company's effective tax rates:

					     1993      1992       1991
Statutory tax rate  . . . . . . . . . .      35.0%     34.0%      34.0%

Reduction in tax expense due to amortization
    of investment tax credits . . . . . .    (4.0)%    (3.8)%    (4.4)%

Effect of adjusting deferred income tax
    balances due to tax law changes . . .    (1.4)%    --      --

Benefit of tax rate differential applied
    to reversing temporary differences  . .  (3.3)%   (3.2)%    (4.1)%

Depreciation of certain taxes and
    payroll-related construction costs
    capitalized for financial statement
    purposes, but deducted when incurred
    for income tax purposes . . . . . . .     2.3%    1.8%      1.1%

Flow-through of temporary differences
    related to cost of removal/
    salvage credit . . . . . . . . . . . .   0.6%    1.3%      3.0%

Other . . . . . . . . . . . . . . . .       (0.2)%  (1.5)%    (0.2)%

Effective tax rate  . . . . . . . . .       29.0%   28.6%     29.4%

The Revenue Reconciliation Act of 1993, enacted in August of that year, increased the statutory federal income tax rate for 1993 to 35 percent. In accordance with the liability method of accounting, the Company adjusted, on the enactment date, its deferred income tax balances not subject to regulatory accounting prescribed by SFAS No. 71 (see Note (A)). The result was a reduction in deferred income tax expense of $6.8, primarily from increasing the deferred tax assets associated with SFAS Nos. 106 and 112 (See Note (C)).

As of December 31, 1993 the Company had a regulatory asset of $112.5 (reflected in Other Assets and Deferred Charges) related to the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers. In addition, on that date, the Company had a regulatory liability of $210.4 (reflected primarily in Regulatory Liability and Other) related to the reduction of deferred taxes resulting from the change in the statutory federal income tax rate to 35% and deferred taxes provided on unamortized investment tax credits. These amounts will be amortized over the regulatory lives of the related depreciable assets concurrent with recovery in rates. The accounting for and the impact on future net income of these amounts will depend on the ratemaking treatment authorized in future regulatory proceedings.

XXX BEGIN PAGE 30 HERE XXX

As of December 31, 1993 and 1992, the components of long-term accumulated deferred income taxes were as follows:

							1992        1993
	Deferred tax assets
	Postretirement and postemployment benefits      $232.4      $231.7
	SFAS No. 71 accounting                            97.8        81.9
	Other, net                                        19.0        24.6
	Total non-current deferred tax assets           $349.2      $338.2

Deferred tax liabilities
	Accelerated depreciation                        $733.1      $756.4
	Other      21.8    22.0
	Total non-current deferred tax liabilities      $754.9      $778.4

Net long-term accumulated deferred tax liability        $405.7      $440.2

Deferred income taxes in current assets and liabilities are not significant and therefore are not itemized.

(C)  EMPLOYEE BENEFIT PLANS

Pension Plans
Ameritech maintains noncontributory defined pension and death benefit plans ("the plans") covering substantially all of the Company's management and non-management employees. The pension benefit formula used in the determination of pension cost is based on the average compensation earned during the five highest consecutive years of the last ten years of employment for the management plan and a flat dollar amount per year of service for the non-management plan. Pension (credit) expense is allocated to subsidiaries based upon the percentage of compensation for the management plan and per employee for the non-management plan.
The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's credit for the Ameritech plans:

						  1993       1992      1991
     Pension credit                             $(27.8)     $(29.9)   $(21.1)
	 Current year credit as a
	 percent of salaries and wages           (4.7)%      (4.9)%    (3.6)%

Pension credits were determined using the projected unit credit actuarial method in accordance with Statement of Financial
Accounting Standards No. 87, "Employers' Accounting for Pensions."
The resulting pension credits are primarily attributable to favorable
investment performance and the funded status of the plans.   Certain
disclosures are required to be made of the components of pension cost and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated projected benefit obligation and the fair value of plan assets. Such disclosures are not presented for the Company because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

The assets of the Ameritech plans consist principally of debt and equity securities, fixed income securities, and real estate. As of December 31, 1993, the fair value of plan assets available for plan benefits exceeded the projected benefit obligation (calculated using a discount rate of 5.8% as of December 31, 1993 and 1992). The assumed long-term rate of return on plan assets used in determining pension cost was 7.25% for 1993, 1992, and 1991. The assumed

XXX BEGIN PAGE 31 HERE XXX

increase in future compensation levels, also used in the determination of the projected obligation, was 4.5% in 1993 and 1992.

Postretirement Benefits Other Than Pensions
Effective January 1, 1992, the Company adopted Statement of
Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106).
SFAS No. 106 requires the cost of postretirement benefits granted to employees to be accrued and recognized as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of health care and postretirement life insurance benefits for current and future retirees was recognized as determined under the projected unit credit actuarial method.

In adopting SFAS No. 106, the Company elected to immediately recognize effective January 1, 1992 the transition obligation for current and future retirees. The transition obligation was $608.9 less deferred income taxes of $208.6 or $400.3, net. To this amount, $16.0 was added for the Company's 26% share of ASI's transition obligation, for a total charge of $416.3.

As defined by SFAS No. 71, a regulatory asset and any corresponding regulatory liability associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery in the rate-making process.

Substantially all current and future retirees are covered under postretirement benefit plans sponsored by Ameritech. Such benefits include medical, dental, and group life insurance. Ameritech has been prefunding (including cash received from the Company) certain of these benefits through Voluntary Employee Benefit Associations (VEBAs) and Retirement Funding Accounts (RFAs). The associated plan assets (primarily corporate securities and bonds) were considered in determining the transition obligation under SFAS No.
106. Ameritech intends to continue to fund its obligation appropriately, and is exploring other available funding and cost containment alternatives. Ameritech allocates its retiree health care cost on a per participant basis, whereas group life insurance is allocated based on compensation levels.

SFAS No. 106 requires certain disclosures as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company, as the structure of the Ameritech plans does not permit the data to be readily disaggregated. However, the Company has been advised by Ameritech as to the following assumptions used in determining its SFAS No. 106 costs.

As of December 31, 1993, the accumulated postretirement benefit obligation exceeded the fair value of plan assets available for plan benefits. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.0% as of December 31, 1993, and 7.5% as of December 31, 1992. The assumed rate of future increases in compensation level was 4.5% as of December 31, 1993 and 1992. The expected long-term rate of return on plan assets was 7.25% in 1993 and 1992 on VEBAs and 8.0% in 1993 and 1992 on
RFAs. The assumed health care cost trend rate was 9.6% in 1993 and 10.0% in 1992, and is assumed to decrease gradually to 4.0% in 2007 and remain at that level. The assumed increase in health care cost is 9.2% for 1994. The health care cost trend rates have a significant effect on the amounts reported for costs each year. Specifically, increasing the assumed health care cost trend rate by one percentage point in each year would increase the 1993 annual expense by approximately 18%.

Postretirement benefit costs determined under SFAS No. 106 for 1993 and 1992 were $55.9 and $57.8, respectively. During 1991, the cost of postretirement health care benefits for retirees was $54.3.

As of December 31, 1993, the Company had approximately 13,893 retirees eligible to receive health care and group life insurance benefits.

XXX BEGIN PAGE 32 HERE XXX

Postemployment Benefits

Effective January 1, 1992, the Company adopted Statement of
Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to accrue the future cost of certain benefits such as workers compensation, disability benefits, and health care continuation coverage. A one-time charge related to adoption of this statement was recognized as a change in accounting principle, effective as of January 1, 1992. The charge was $48.1, less deferred income taxes of $16.5, for a net of $31.6. To this amount, $.4 is added for the Company's 26% share of ASI's one-time charge, for a total of $32.0. Previously, these costs were accounted for on a cash basis. Current expense levels are dependent upon actual claim experience, but are not materially different than prior charges to income.

Workforce Reductions

During 1993, 217 management employees left the Company through voluntary and involuntary termination programs. These programs, including termination benefits, settlement and curtailment gains from the pension plan, resulted in a credit to expense of $5.4. The involuntary plan remains in effect until December 31, 1994.

During 1992, 210 management employees left the Company through voluntary early retirement programs and involuntary terminations.
The net cost of this program, along with other transfers from the pension plan, including termination benefits, and settlement and curtailment gains from the pension plan was $.4. During 1991, the Company also offered most of its management employees an early retirement program. The net cost of that program, including termination benefits and a settlement gain from the pension plan, was $.7.


D) DEBT MATURING WITHIN ONE YEAR - Debt maturing within one year consists of the following at December 31:


						   Weighted Average
				  Amounts            Interest Rates
			   1993    1992   1991       1993  1992  1991

Notes payable
   Parent (Ameritech)      $382.9  $264.0  $301.5     3.3%  3.4%  5.1%

Long-term debt maturing
   within one year            3.2   157.6   134.1      --      --    --
	Total . . .        $386.1  $421.6  $435.6

Average notes payable
outstanding during
the year . . . . . .       $237.8  $223.3  $218.0     3.1%*  3.9%*   6.1%*

Maximum notes payable
at any month end
during the year  . .       $382.9  $264.5  $301.5

In December 1992, the Company called $150.0 of 8.625% debentures due in 2010. The debentures were retired in February 1993 using funds obtained from long-term borrowings. This debt was classified as Debt Maturing Within One Year as of December 31, 1992.

* Computed by dividing the average daily face amount of notes payable into the aggregate related interest expense.

During 1991 Ameritech consolidated the short-term financing of its subsidiaries at Ameritech Corporate. See note (A), short-term financing arrangement.

XXX BEGIN PAGE 33 HERE

(E) LONG-TERM DEBT - Interest rates and maturities on long-term debt, consisting principally of debentures and notes, outstanding at December 31, were as follows:

								1993    1992

Thirty-six year 4.625% debentures due August 1, 1996        $    35.0  $  35.0
Thirty-seven year 6.375% debentures due February 1, 2005        125.0    125.0
Forty year 7.0% debentures due November 1, 2012                  75.0     75.0
Thirty year 7.50% debentures due February 15, 2023              200.0    --
Forty year 7.75% debentures due June 1, 2011                    150.0    150.0
Thirty year 7.85% debentures due January 15, 2022               200.0    200.0
Thirty-eight year 8.125% debentures due June 1, 2015             --      150.0
   Seven year 5.875% notes due September 15, 1999               150.0    150.0
   Ten year 6.375% notes due September 15, 2002                 100.0    100.0
   Ten year 9.25% notes due November 15, 1998                   100.0    100.0
							     $1,135.0 $1,085.0

     Long-term capital lease obligations . . . .                  7.8     10.2
     Unamortized discount - net  . . . . . . . . . .            (10.4)   (10.1)
	  Total                                              $1,132.4 $1,085.1

On February 15, 1993, the Company issued $200.0 of 7.5% debentures due February 15, 2023 under a $350.0 shelf registration filed in August 1992. The proceeds from this issuance were used to repay long-term borrowings and for general corporate purposes.

On October 29, 1993, the Company called $150.0 of 8.125% debentures due June 1, 2015. The redemption on December 2, 1993, was funded by short-term borrowings from Ameritech.

On November 16, 1993, the Company filed a registration statement with the SEC for issuance of up to $450.0 in unsecured debt securities. No issuances have been made under this shelf registration.

Early extinguishment of debt costs (including call premiums and write-offs of unamortized deferred costs) were $7.0, $9.4, and $7.2 in 1993, 1992 and 1991, respectively, and were included in other income on the statements of income.

(F) LEASE COMMITMENTS - The Company leases certain facilities and equipment used in its operations under both capital and operating leases. Rental expense under operating leases was $40.5, $43.6 and $44.3 for 1993, 1992 and 1991, respectively. At December 31, 1993 the aggregate minimum rental commitments under non-cancelable leases were approximately as follows:

			   Years                         Operating    Capital

			   1994 . . . . .  . . . . . . . .  $22.9      $ 4.9
			   1995 . . . . . . . . . . . .      20.9        4.1
			   1996 . . . . . . . . . . . . .    14.6        2.4
			   1997 . . . . . . . . . . . . .     9.7        1.6
			   1998 . . . . . . . . . . . .       5.2        1.0
			   Thereafter . . . . . . . . . .     9.0        3.8
			   Total minimum rental
			     commitments . . . . . .  .  .  $82.3       17.8
			   Less:  amount representing
			     executory costs . . . . . . . . . . . .     3.1
				     amount representing
				     interest costs  . . . . . . . .     3.7

			   Present value of minimum lease payments     $11.0

XXX BEGIN PAGE 34 HERE XXX


(G) FINANCIAL INSTRUMENTS - The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1993 and 1992:


								 1993
							  Carrying    Fair
							    Value      Value
Cash and temporary cash investments . . . . . . .        $   17.0    $  17.0
Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . 1,532.8    1,583.3
Long-term payable to ASI (for postretirement benefits)       22.9       22.9
Other assets . . . . . . . . . . . . . . . . . . . .   . .    3.5        3.5
Other liabilities. . . . . . . . . . . . . . . . . . . . .   31.6       31.6


								  1992
							   Carrying    Fair
							    Value      Value
Cash and temporary cash investments . . . . . . .        $    0.0    $   0.0
Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . 1,524.5    1,501.8
Long-term payable to ASI (for postretirement benefits )      25.8       25.8
Other assets . . . . . . . . . . . . . . . . . . . . . . .    7.3        7.3
Other liabilities. . . . . . . . . . . . . . . . . . . . .   17.6       17.6

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and temporary cash investments: Carrying value approximates fair value because of the short-term maturity of these instruments.

Debt: The carrying amount (including accrued interest) of the Company's debt maturing within one year approximates fair value because of the short-term maturities involved. The fair value of the Company's long-term debt was valued based on the year-end quoted market prices for the same or similar issues.

Long-term payable to ASI (for postretirement benefits): This item represents the long-term payable to ASI for the Company's proportionate share of ASI's transition benefit obligation related to adoption of SFAS No. 106. Carrying value approximates fair value for this item.

Other assets and liabilities: These financial instruments consist primarily of long-term receivables and payables, other investments, and customer deposits. The fair value of these items was based on expected cash flows or, if available, quoted market prices.


(H)  ADDITIONAL FINANCIAL INFORMATION

							 December 31,
							1993        1992
Balance Sheets
     Other current liabilities:
	Accrued payroll . . . . . . . . . . . . .    $  23.2       $  24.4
	Compensated absences . . . . . . . . . . . .    50.3          47.4
	Accrued taxes . . . . . . . . . . . . . . .    140.1         146.5
	Advance billings and customer's deposits . .    58.2          54.6
	Accrued interest . . . . . . . . . . . . . .    26.5          26.3
	Other . . . . . . . . . . . . . . . . . . .     24.6          27.6
	Total  . . . . . . . . . . . . . . . . . .   $ 322.9      $  326.8

XXX BEGIN PAGE 35 HERE XXX

						     1993     1992    1991
Statements of Income
     Interest expense:
	Interest on long-term debt . . . . .      $  92.1   $  91.9  $  96.0
	Interest on notes payable - Ameritech . .     7.5       8.8      9.7
	Interest on other notes payable . . . . .     --        --       3.6
	Interest on capital leases . . . . . . . .    1.4       1.6      2.0
	Other . . . . . . . . . . . . . . . . .       5.2       7.3     14.0
	    Total  . . . . . . . . . . . . . . .  $ 106.2   $ 109.6  $ 125.3

Interest paid, net was $102.4, $106.4, and $118.2 in 1993, 1992, and
1991 respectively.

						      1993    1992    1991
     Taxes other than income taxes:
	Property . . . . . . . . . . . . . . . .   $  99.9  $ 113.7  $ 106.0
	Other . . . . . . . . . . . . . . . . . . .   32.3     30.4     30.9
	     Total . . . . . . . . . . . . . . . . $ 132.2  $ 144.1  $ 136.9

     Maintenance and repair expense  . . . . . . . $ 463.7  $ 478.8  $ 444.0
     Advertising expense . . . . . . . . . . . .   $  30.8  $  22.1  $  19.4
     Depreciation-Percentage of average
       depreciable telecommunications plant . . .      7.4%    7.3%      7.0%

Revenues from American Telephone and Telegraph Company, consisting principally of interstate network access and billing and collection service revenues, comprised approximately 11%, 12%, and 13%, of total revenues in 1993, 1992 and 1991, respectively. No other customer accounted for more than 10% of total revenues.


(I)  CONTINGENCIES

The Company has disputed the manner of assessment of its property taxes in Michigan. In August of 1993, the Michigan Supreme Court agreed to hear certain issues associated with that dispute which involves the 1984-1986 tax years. If the Company is successful in its arguments, it will receive a refund of overpayment of property taxes. If unsuccessful, the Company may be subject to an additional, and possibly substantial, tax liability for those years beyond 1986. An opinion of the court could be issued by the end of 1994. Management of the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.


(J)  OTHER INFORMATION

Michigan Telecommunications Act
On January 1, 1992, the Michigan Telecommunications Act of 1991 ("MTA"), Public Act 179, became effective. The new law replaced the former Michigan Telephone Act of 1913 and Public Act 305 and terminated traditional rate-of-return regulation of telecommunication providers within Michigan, including the Company. MTA affords the Company new pricing flexibility in certain areas such as message toll services and encourages the introduction of new services.

XXX BEGIN PAGE 36 HERE XXX

(K)  CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges of the Company for the five years ended December 31, 1993, 1992, 1991, 1990, and 1989 was
5.27, 4.88, 4.12, 4.70, and 4.58 respectively.

For the purpose of calculating this ratio: (i) earnings have been calculated by adding to income before interest expense and accounting changes, the amount of related taxes on income, the Single Business Tax, and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.

(L)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Calendar                                                     Operating
                                                                       Net
     Quarter                                 Revenues  Income     Income(Loss)
	     1993
     1st . . . . . . . . . . . . .. .       $  667.0    $134.5     $   74.3
     2nd  . . . . . . . . . . . . . . . .      683.8     147.7         85.6
     3rd  . . . . . . . . . . . . . . . . .    696.2     142.1         90.6
     4th  . . . . . . . . . . . . . . . . .    699.8     170.2         92.7
	 Total . . . . . . . . . . . . . .  $2,746.8    $594.5      $ 343.2

     Calendar                                                       Operating
                                                                        Net
     Quarter                                 Revenues   Income    Income(Loss)
	     1992
     1st . . . . . . . . . . . . . . . . .   $  647.3    $137.3      $(366.0)
     2nd  . . . . . . . . . . . . . . . . .     671.5     144.1         81.9
     3rd  . . . . . . . . . . . . . . . . .     683.0     147.3         79.6
     4th  . . . . . . . . . . . . . . . . .     677.1     147.1         82.3
	 Total . . . . . . . . . . . . . .   $2,678.9    $575.8      $(122.2)


Operating income represents revenues less costs and expenses excluding interest expense and other income-net.

The fourth quarters of 1993 and 1992 were affected by several income and expense items. The fourth quarter of 1993 was affected by gains from a workforce resizing of $5.4, a reduction in the tax provision of $13.2 due to a change in state property tax law, and charges for the early retirement of debt of $7.0. In the fourth quarter of 1992, the Company recognized higher costs and charges resulting from its market realignment efforts, the early retirement of debt, and increased advertising costs. These costs were offset by gains resulting from workforce resizing and higher than expected pension credits.

First quarter 1992 results reflect charges related to the adoption of SFAS Nos. 106 and 112 for certain postretirement and postemployment benefits, as discussed previously in Note (C) above. The charges totaled approximately $448.4.

All adjustments necessary for a fair statement of results for each period have been included.

(M)  EVENT SUBSEQUENT TO DATE OF AUDITORS'
REPORT (UNAUDITED)

On March 25, 1994, Ameritech announced it would reduce its nonmanagement workforce resulting in an after-tax charge to the Company of $89.2. The charge will be recorded in the first quarter of 1994. The details of this plan are discussed on page 21 in Management's Discussion and Analysis of Results of Operations.

XXX BEGIN PAGE 37 HERE XXX

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	No changes in nor disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

	(a) Documents filed as part of the report:

		(1)  Financial Statements:
			Page
		Selected Financial and Operating Data. . . .     14
		Report of Independent Public Accountants . . 22 Statements of Income and Reinvested
		    Earnings  . . . . . . . . . . . . .          23
		Balance Sheets . . . . . . . . . . . . . . . .   24
		Statements of Cash Flows. . . . . . . . .  .     25
		Notes to Financial statements. . . . . . . .     26

		(2)  Financial Statement Schedules
		V   - Telecommunications Plant. . . . . .  . .   41
		VI  - Accumulated Depreciation. . . . . .  . .   43
		VIII- Allowance for Uncollectibles. . . .  . .   45

      Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

XXX BEGIN PAGE 38 HERE XXX

		(3)  Exhibits:
      Exhibits identified below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

    Exhibit
   Number
	3 Articles of Incorporation of the registrant, as amended March 26, 1990, and by-laws of the registrant, as amended May 7, 1992.

	4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
		Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

       10a Reorganization and Divestiture Agreement among American Telephone and Telegraph Company, American Information Technologies Corporation and affiliates dated November 1, 1983 (Exhibit 10a to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-8612).

       10b Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among American Telephone and Telegraph Company, Bell System Operating Companies, Regional Holding Companies and Affiliates dated November 1, 1983 (Exhibit 10j to Form 10-K for American Information Technologies Corporation, File No. 1-8612).

       12 Computation of Ratio of Earnings to Fixed Charges for the five years Ended December 31, 1993.

       23       Consent of independent public accountants.



	(b) Reports on Form 8-K:

	No report on Form 8-K was filed by the registrant during the last quarter of the year covered by this report.

XXX BEGIN PAGE 39 HERE XXX



SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				   MICHIGAN BELL TELEPHONE COMPANY

				     by James W. Trunk
					James W. Trunk
					Vice President - Comptroller



March 30, 1994



	 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:

      James E. Wilkes
      James E. Wilkes, President


Principal Accounting and Financial Officer:

      James W. Trunk
      James W. Trunk, Vice President - Comptroller


March 30, 1994

XXX BEGIN PAGE 40 HERE XXX

				   Ameritech Corporation

				     By Richard H. Brown
					Richard H. Brown
					Vice Chairman

				   the sole shareholder of the
				   registrant, which has elected
				   under the law of its state of
				   incorporation to be managed by the
				   shareholder rather than by a board
				   of directors.



March 30, 1994

XXX BEGIN PAGE 41 HERE XXX

	Schedule V -- Sheet 1

MICHIGAN BELL TELEPHONE COMPANY

SCHEDULE V - TELECOMMUNICATIONS PLANT

(Millions of Dollars)


	   Col. A                Col. B    Col. C    Col. D   Col. E  Col. F
			       Balance at                             Balance at
			       beginning  Additions   Retire-  Other   at end of
	 Classification       of period  at cost(a)   ments(b) changes(c) period
Year 1993

Land . . . . . . . . ..      $    29.3    $   --    $   0.1    $ --     $ 29.2
Buildings   . . . . . . . . . .  612.4      21.3       10.0      --      623.7
Computers and Other Office
    Equipment                    244.3      13.5        39.9     --      217.9
Vehicles and Other Work
    Equipment  .                  57.7       5.8         3.7     --       59.8
Central Office Equipment . .   2,966.2     264.5       268.9    1.3    2,963.1
Information Orig/ Term
    Equipment . .                 67.6       9.0         5.6   (0.8)      70.2
Cable and Wire Facilities .    3,305.2     178.3        26.1    --     3,457.4
Capitalized Lease Assets  .       24.2       1.1         2.3    --        23.0
Miscellaneous Other Property       8.6      (0.1)         --    --         8.5

     Total telecommunications plant in
	 service . . . . . .   7,315.5     493.4        356.6   0.5    7,452.8
 Telecommunications plant under
	 construction.  .        140.2     (34.0)         --    --       106.2
	   Total telecommunications
	       plant.  . . .  $7,455.7    $459.4       $356.6 $ 0.5   $7,559.0


Year 1992

Land . . . . . . . . . .    $    29.4     $  --      $    0.1  $ --     $ 29.3
Buildings   . . . . . . . .     592.7       26.4          6.7    --      612.4
Computers and Other Office
    Equipment                   224.0       29.5          9.2    --      244.3
Vehicles and Other Work
    Equipment  .                 58.3        5.8          6.4    --       57.7
Central Office Equipment .    2,885.9      240.5        160.2    --    2,966.2
Information Orig/ Term
    Equipment . .                86.6        6.1         25.1    --       67.6
Cable and Wire Facilities .   3,145.7      179.6         20.1    --    3,305.2
Capitalized Lease Assets  .      18.4        6.5          0.7    --       24.2
Miscellaneous Other Property      7.3        1.3           --    --        8.6

     Total telecommunications plant in
	 service . . . . . .  7,048.3      495.7        228.5    --    7,315.5
     Telecommunications plant under
	 construction.  . .     112.3       27.9          --     --      140.2
	   Total telecommunications
	       plant.  . .   $7,160.6     $523.6       $228.5  $ --   $7,455.7



The notes on Sheet 2 are an integral part of this schedule.

XXX BEGIN PAGE 42 HERE XXX

	Schedule V -- Sheet 2

MICHIGAN BELL TELEPHONE COMPANY

SCHEDULE V - TELECOMMUNICATIONS PLANT

(Millions of Dollars)

	   Col. A                Col. B    Col. C    Col. D   Col. E  Col. F
			       Balance at                             Balance at
			       beginning  Additions   Retire-  Other   at end of
	 Classification       of period  at cost(a)   ments(b) changes(c) period

Year 1991

Land . . . . .               $    28.6   $   0.8   $    --   $  --   $    29.4
Buildings   . . . . . . . . .    575.3      29.0      11.6      --       592.7
Computers and Other Office
    Equipment                    207.7      31.2      14.9      --       224.0
Vehicles and Other Work
    Equipment  .                  64.1       5.8      11.6      --        58.3
Central Office Equipment . .   2,736.9     283.4     165.8     31.4    2,885.9
Information Orig/ Term
    Equipment . .                553.7       8.0     443.7    (31.4)      86.6
Cable and Wire Facilities .    3,017.6     179.0      50.9      --     3,145.7
Capitalized Lease Assets  . .     21.0       2.2       4.8      --        18.4
Miscellaneous Other Property       6.5       0.8        --      --         7.3

     Total telecommunications plant in
	 service . . . . . .   7,211.4     540.2     703.3      --     7,048.3
     Telecommunications plant under
	 construction.  . .      101.9      10.4      --        --       112.3
	   Total telecommunications
	       plant.  . .    $7,313.3    $550.6    $703.3    $  --   $7,160.6





Notes:

(a) Additions, other than to Buildings, include material purchased from Ameritech Services, Inc., a centralized procurement subsidiary in which the Company has a 26 percent ownership interest (see note
(A) to Financial Statements). Additions shown also include (1) the original cost (estimated if not known) of reused material, which is concurrently credited to Material and Supplies, and (2) Interest During Construction. Transfers between the classifications listed are included in Column E.


(b) Items of telecommunications plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein (estimated if not known).


(c) Reflects reclassification of certain subscriber equipment to central office circuit equipment accounts.

XXX BEGIN PAGE 43 HERE XXX







	Schedule VI -- Sheet 1

MICHIGAN BELL TELEPHONE COMPANY

SCHEDULE VI - ACCUMULATED DEPRECIATION

(Millions of Dollars)


	  Col. A             Col. B     Col. C      Col. D   Col. E    Col. F
			   Balance at                                   Balance at
			   beginning   Depreciation  Retire-  Other   at end of
	Classification     of period   expense(a)   ments(b) changes    period
Year 1993

Buildings   . . . . . . .  $ 146.9    $  17.2     $  12.8    $  0.1     $  151.4
Computers and Other Office
    Equipment                147.6       26.3        39.8        --      134.1
Vehicles and Other Work
    Equipment . .             18.3        5.4         5.0        --       18.7
Central Office Equipment   1,217.5      303.0       264.0      (1.8)   1,254.7
Information Orig/ Term
    Equipment . .             43.9        4.4         6.1       0.4       42.6
Cable and Wire Facilities  1,411.5      183.8        34.3      (1.8)   1,559.2
Capitalized Lease Assets      12.8        3.1         2.2       0.1       13.8
Miscellaneous Other Property   1.1         --          --       0.6        1.7

Total Accumulated
    Depreciation. . . .   $2,999.6     $543.2      $364.2   $ (2.4)   $3,176.2


Year 1992

Buildings   . . . .  .     $ 138.7    $  16.4     $   8.1 $  (0.1)    $  146.9
Computers and Other Office
    Equipment                129.5       27.6         9.5     --         147.6
Vehicles and Other Work
    Equipment . .             18.0        6.8         6.5     --          18.3
Central Office Equipment   1,088.2      286.9       157.6     --       1,217.5
Information Orig/ Term
    Equipment . .             62.9        6.6        25.2    (0.4)        43.9
Cable and Wire Facilities  1,265.7      173.1        27.3     --       1,411.5
Capitalized Lease Assets      10.1        3.3         0.6     --          12.8
Miscellaneous Other Property   1.0         --          --     0.1          1.1

Total Accumulated
    Depreciation. . . .   $2,714.1     $520.7      $234.8    (0.4)    $2,999.6



The notes on Sheet 2 are an integral part of this schedule.

XXX BEGIN PAGE 44 HERE XXX


	Schedule VI -- Sheet 2

MICHIGAN BELL TELEPHONE COMPANY

SCHEDULE VI - ACCUMULATED DEPRECIATION


	   Col. A            Col. B       Col. C   Col. D   Col. E    Col. F
			   Balance at                                   Balance at
			   beginning   Depreciation  Retire-  Other   at end of
	Classification     of period   expense(a)   ments(b) changes    period
(Millions of Dollars)

Year 1991

Buildings . . . . ..       $ 136.1      $  17.1    $  14.3  $  (0.2)    $138.7
Computers and Other Office
    Equipment                115.6         27.6       13.7      --       129.5
Vehicles and Other Work
    Equipment . .             17.3         10.1        9.4      --        18.0
Central Office Equipment     934.6        281.6      155.7     27.7    1,088.2
Information Orig/ Term
    Equipment . .            527.6          6.8      443.8    (27.7)      62.9
Cable and Wire Facilities  1,159.8        161.6       55.7      --     1,265.7
Capitalized Lease Assets      11.1          3.1        4.1      --        10.1
Miscellaneous Other Property   0.8          --          --      0.2        1.0

Total Accumulated
    Depreciation. . .     $2,902.9       $507.9     $696.7     $ --   $2,714.1



Notes:

(a) The provision for interstate depreciation as prescribed by the FCC is based on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of telephone plant with similar characteristics. Beginning in 1983, the Company has accounted for intrastate depreciation in accordance with MPSC straight-line remaining life depreciation rates and the ten-year amortization of a recognized intrastate reserve deficiency. Beginning in 1990, the Company began a phase-in of equal life group rates for determination of intrastate depreciation. Beginning in 1992, the Company is implementing a cyclical review plan under which the depreciation rate parameters of various classes
of plant are under examination on a triennial basis.   For the years
1993, 1992, and 1991 depreciation expressed as a percentage of
average depreciable plant was   7.4%, 7.3% and 7.0%, respectively.

(b) 1991 data includes amortization of the undepreciated balance and retirement of investment in tools and equipment costing less than five hundred dollars but more than two hundred dollars purchased prior to January 1, 1988. 1991 also includes $442.4 in retirements of customer premises wiring assets fully amortized.

XXX BEGIN PAGE 45 HERE XXX



		Schedule VIII

MICHIGAN BELL TELEPHONE COMPANY

SCHEDULE VIII - ALLOWANCE FOR UNCOLLECTIBLES
(Millions of Dollars)


	    Col. A       Col. B          Col. C            Col. D      Col. E
					Additions
			Balance at   Charged Charged to              Balance at
			 beginning       to      other       Other      end of
	Classification  of period     expense accounts(a) Deductions(b)  period

Year 1993 . . . . . .    $  40.6     $  42.7   $  57.5     $  95.9       $  44.9

Year 1992 . . . . . . . .   38.2        36.4      50.4        84.4          40.6

Year 1991. . . . . . .   $  72.4     $  34.9   $  51.2      $120.3       $  38.2







(a) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to interexchange carrier receivables which are being billed by the Company.


(b)     Amounts written off as uncollectible.