Form 10-Q
period 1994-03-31
MICHIGAN BELL TELEPHONE CO
filed 1994-05-12
CIK 65622

SECURITIES AND EXCHANGE COMMISSION

		Washington, D.C. 20549


		       FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
		SECURITIES EXCHANGE ACT OF 1934


	   For The Quarterly Period Ended
		  March 31, 1994
			or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		Commission File Number 1-3499


	    MICHIGAN BELL TELEPHONE  COMPANY


	   (Incorporated under the laws of the State of Michigan)

	      I.R.S. Employer Identification Number 38-0823930

	     444 Michigan Avenue, Detroit, Michigan  48226
	     Telephone - Area Code  (313) 223-9900


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF
AMERITECH  CORPORATION, MEETS THE CONDITIONS SET
FORTH IN GENERAL INSTRUCTION  H(1)(a) AND (b) OF FORM 10-
Q AND IS THEREFORE FILING THIS FORM  WITH REDUCED
DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION
H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

At April 29, 1994,  120,526,415 common shares were outstanding.



Form 10-Q Part I              Michigan Bell Telephone Company

PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by Michigan Bell Telephone Company ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
		(Millions of Dollars)
		(Unaudited)
					     For the 3 Months Ended
					  March 31, 1994  March 31, 1993

Revenues .  .   . . . . . . . . . . . .  . .$697.6             667.0
Operating expenses
 Depreciation and amortization .  . .  . .   136.3              136.5
    Employee-related expenses . . . . . . .  171.3              176.6
    Taxes other than income  taxes . . . .    34.6               37.8
    Work force restructuring . . . . . . .   137.8                0.0
    Other operating expenses . . . . . . .   201.4              181.6
					     681.4              532.5
  Operating income . . . . . . . . . . .      16.2              134.5
  Interest expense . . . . . . . . . . .      23.9               27.2
  Other (income) expense   net .              (1.2)               0.9

  Income before income taxes . . .  . .       (6.5)             106.4

  Income taxes . . . . . . . . . . . . .      (2.0)              32.1

  Net income  (loss) . . . . . . . . . .      (4.5)              74.3

  Reinvested earnings  - at
   beginning of period . . . . . . . .        21.4                2.8

  Less dividends . . . . . . . . . . . .      89.6               80.5

  Reinvested earnings (deficit) - at
   end of period . . . . . . . . . . .  .   ($72.7)             ($3.4)


See Notes to Condensed Financial Statements


Form 10-Q Part 1                    Michigan Bell Telephone Company

				     CONDENSED BALANCE SHEETS
					(Millions of Dollars)
				 March 31, 1994            December 31, 1993
				   (Unaudited)          (Derived from Audited
										     Financial Statements)
ASSETS
CURRENT ASSETS
  Cash and temporary cash investments .  $0.0                  $17.0
  Receivables, net
    Customers . . . . . . . . . . . .   451.9                  452.9
    Ameritech and affiliates. . . .      18.6                   15.7
    Other . . . . . . . . . . . . .      20.6                   27.8
  Material and supplies. . . . . . .     26.5                   26.4
  Prepaid and other . . . . . . . .      21.9                   23.0
					539.5                  562.8

Telecommunications plant . . . .      7,601.7                7,559.0
Less:  accumulated depreciation .     3,270.6                3,176.2
				      4,331.1                4,382.8
Investments,principally in affiliates    62.1                   68.5
Other assets and deferred charges . .   166.4                  245.1
TOTAL ASSETS . . . . . . . . . . .   $5,099.1               $5,259.2

LIABILITIES AND SHAREOWNER'S EQUITY
CURRENT LIABILITIES
  Debt maturing within one year
    Ameritech . . . . . . . . . . .    $292.4                 $382.9
    Other . . . . . . . . . . . . . . .   3.2                    3.2
  Accounts payable
    Ameritech Services   Inc. . .  . .   23.6                   50.6
    Other Ameritech affiliates . . . .   22.7                   47.0
    Other . . . . . . . . . . . . . .   201.3                  168.5
  Other current liabilities . . . . .   413.8                  322.9
					957.0                  975.1

LONG-TERM DEBT . . . . . . . . . . .  1,131.9                1,132.4

DEFERRED CREDITS AND OTHER
  LONG-TERM LIABILITIES
  Accumulated deferred income taxes .   362.1                  405.7
  Unamortized investment tax credits .   90.2                   93.7
  Postretirement benefits other
	       than pensions . . .  .   671.2                  636.8
  Long-term payable to affiliate (ASI)
   for SFAS 106 adoption . . . . . . .   22.9                   22.9
  Regulatory liability and other . .    196.2                  230.9
				      1,342.6                1,390.0
SHAREOWNER'S EQUITY
  Common stock   $14 2/7 par value
     120,810,000 shares
    authorized   120,526,415 issued
     and outstanding                  1,721.8               1,721.8
  Proceeds in excess of par value .. .   18.5                  18.5
  Reinvested earnings (deficit) . . .   (72.7)                 21.4
				      1,667.6               1,761.7
TOTAL LIABILITIES AND
      SHAREOWNER'S EQUITY . . .      $5,099.1              $5,259.2

See Notes to Condensed Financial Statements


Form 10-Q Part I                  Michigan Bell Telephone Company

			       CONDENSED STATEMENTS OF CASH FLOWS
				     (Millions of Dollars)
					   (Unaudited)

					For the 3 Months     Ended March 31
					       1994                1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) . . . . . . .  .  . . .    ($4.5)               $74.3
  Adjustments to net income (loss):
    Workforce restructuring charge, net of tax  89.2                  0.0
    Depreciation and amortization . . . ..     136.3                136.5
    Deferred income taxes, net . . . . . . ..    4.6                 (0.9)
    Investment tax credits . . . . . . . . .    (3.5)                (4.2)
    Interest during construction . . . . . . .  (0.3)                (0.4)
    Provision for uncollectibles . . . . . .    10.0                 11.2
    Increase in accounts receivable . . . . .   (4.7)               (10.4)
    Increase in material and supplies . . . .   (0.4)                (2.9)
    Decrease in certain other current assets .   1.2                  0.5
    Decrease in accounts payable . . . . . .   (18.5)               (24.1)
    Increase  in accrued taxes . . . . . . .    59.5                 60.0
    Decrease  in certain other current
	 liabilities . . . .                    (7.0)               (17.1)
    Change in certain noncurrent
       assets and liabilities . . . . . . .    (20.7)                (7.7)
    Other . . . . . . . . . . . . . .  . . . .   6.9                 (4.9)
Net cash from operating activities . . . . .   248.1                209.9

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . .  . . . . . . . . .  (84.7)              (107.6)
  Proceeds from disposal
     of telecommunications plant . . . . . . .   0.3                  1.3
  Net cash used in investing activities . . .  (84.4)              (106.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Inter-company financing, net . . . . . . .   (90.4)              (67.3)
  Issuance of long-term debt . . . . . . . . .   0.1               200.0
  Retirements of long-term debt . . . . . . .   (0.8)             (150.6)
  Cost of refinancing long-term debt . . . . .   0.0                (5.2)
  Dividend payments . . . . . . . . . . . .    (89.6)              (80.5)
  Net cash used in financing activities . .   (180.7)             (103.6)

Net increase (decrease) in cash and
   temporary cash investments . . . . . .  .   (17.0)                0.0

Cash and temporary cash investments
   at beginning of period . . . . . . . . .     17.0                 0.0

Cash and temporary cash investments
   at end of period . . . . . . . . . . . . .   $0.0                $0.0



See Notes to Condensed Financial Statements.


Form 10-Q Part I                           Michigan Bell Telephone Company

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Dollars in Millions)



    (A)  WORK FORCE RESTRUCTURING
On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Under terms of agreements between Ameritech, the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, the Company is offering financial incentives under the terms of its current contract with the CWA to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a first quarter 1994 charge of $137.8 or $89.2 after tax. The charge reduced the Company's prepaid pension assets by $79.2 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $34.2 related to SFAS No. 106 ("Employers Accounting for Postretirement Benefits Other than Pensions") and an increase in a severance accrual of $24.4.


    (B)  CONTINGENCIES
The Company has disputed the manner of assessment of its property taxes in Michigan. In August of 1993, the Michigan Supreme Court agreed to hear certain issues associated with that dispute which involves the 1984-1986 tax years. If the Company is successful in its arguments, it will receive a refund of overpayment of property taxes. If unsuccessful, the Company may be subject to an additional, and possibly substantial, tax liability for those years beyond 1986. An opinion of the court could be issued by the end of 1994. Management of the Company believes that the ultimate resolution of this case will not have a material adverse effect on the Company's financial position or results of operations.



Form 10-Q Part I                     Michigan Bell Telephone Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF
OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1994
VS. THE THREE MONTHS ENDED MARCH 31, 1993

(Dollars in Millions)

Following is a discussion and analysis of operations of the Company for the three months ended March 31, 1994 and for the three months ended March 31, 1993 which is based on the Statements of Income and Reinvested Earnings on page 2. Results for the three months ended March 31, 1994 are not necessarily indicative of the results for the full year.

REVENUES


Revenues increased $30.6 or 4.6% due to the following:
						 Increase
			 1994        1993        (Decrease)     %Change
      Local service     $281.7      $263.1         $18.6          7.1


Higher calling volumes increased local service revenues by approximately $18.0. These volume increases were primarily the result of gains in central office custom calling features, local messages, and directory assistance charges. The volume increases also resulted from expansion of the number of customer lines, which increased 3.1% to 4,611,711 lines from 4,472,804 as of March 31, 1993.

						     Increase
			  1994        1993          (Decrease)    %Change
Access service
  Interstate access      $132.2      $120.8            $11.4        9.4
  Intrastate access       $50.2       $48.0             $2.2        4.6


Interstate access increased $11.4 due mainly to a volume of business increase of $6.3 and a $5.0 reduction in long-term support payments made to the National Exchange Carrier Association.

Intrastate access increased $2.2 due to a $8.5 volume of business increase. Partially offsetting this increase was a $5.2 reduction in rates and a $1.4 decrease related to out-of-period adjustments.


						      Increase
			   1994        1993          (Decrease)    %Change
Long distance services    $174.6      $176.9          ($2.3)       (1.3)


The decrease in long distance services of $2.3 is primarily the result of volume decreases of $1.1 in wide area telephone service (WATS) and $.4 in privateline service. An additional $.7 decrease was caused by a rate reduction in message toll service.



Form 10-Q Part I                        Michigan Bell Telephone Company

							Increase
			   1994           1993          (Decrease)   %Change
  Other                   $58.9           $58.2            $0.7        1.2


Increased revenue was provided by $1.8 in nonregulated revenues (primarily inside wiring services) and a $1.2 reduction in the uncollectibles provision resulting from an improvement in collection efforts. Reductions of $2.2 in other miscellaneous revenues (primarily rent revenues) partially offset these increases.


OPERATING EXPENSES

Operating expenses increased $148.9 or 28.0% due to the following:


						 Increase
			   1994      1993       (Decrease)      %Change
  Depreciation and
   amortization          $136.3     $136.5        ($0.2)         (0.1)



Depreciation expense decreased $2.4 due mainly to the expiration of FCC-authorized amortization schedules at the end of June 1993. Offsetting this decrease was a $2.2 increase resulting from the continued expansion of the plant investment base.


						    Increase
			   1994        1993        (Decrease)     %Change
  Employee-related
   expenses               $171.3      $176.6        ($5.3)       (3.0)



The $5.3 decrease in employee-related expenses was due to a $7.3 reduction in wages and salaries resulting primarily from a $4.2 decrease attributed to lower force levels, a $3.8 reduction in the provision for team incentive awards and bonus payments, and a $3.2 decrease in overtime payments. The total employee count was 14,359 as of March 31, 1994, compared to 14,949 at March 31, 1993. The above decreases were partially offset by a $3.9 increase in wage rates. The wage and salary decrease was also partially offset by a $1.9 increase in other employee-related costs, primarily the provision for postretirement benefits other than pensions.

						    Increase
			 1994         1993         (Decrease)       %Change
  Taxes other than
    income taxes         $34.6        $37.8          ($3.2)          (8.5)


The decrease in taxes other than income taxes was due to a decrease in the provision for property taxes to recognize the impact of new state legislation enacted in December 1993 which lowers property tax millage rates in Michigan.



Form 10-Q Part I                         Michigan Bell Telephone Company

						      Increase
			   1994         1993         (Decrease)     %Change
  Work force restructuring
       charges            $137.8        $0.0           $137.8         NM


As more fully discussed in the Notes to the Financial Statements, Ameritech (The Company's parent) announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,560 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $137.8 or $89.2 after tax. A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $38.7. Settlement gains of an estimated $50.0, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan. Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech advised the Company that it expects that approximately two-thirds of the 1,560 employees will leave the payroll in 1994 with the balance by the end of the third quarter of 1995. Ameritech will manage the departure of all 6,000 employees to minimize disruption within its business (including its entire five-state region) and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements may require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $78.0 on an annual basis upon completion of this program. However, these anticipated savings may be partially offset by the addition of other employees with different skills or by growth in the business.


						     Increase
			   1994       1993         (Decrease)     %Change
  Other operating
    expenses               $201.4     $181.6           $19.8         10.9


The growth reported in this category was due to increases of $13.3 in payments for services provided by affiliated companies due in part to a transfer of certain work functions to Ameritech Services, Inc., $2.1 in higher advertising costs,$1.8 in charges related to higher write-offs of certain purchased receivable accounts due to toll fraud, $1.2 in engineering overhead costs, $.9 in access charges paid to other carriers for access and $.8 in communications services used by employees.



Form 10-Q Part I                  Michigan Bell Telephone Company

OTHER INCOME AND EXPENSES
						    Increase
			    1994       1993        (Decrease)      %Change
 Interest expense          $23.9       $27.2        ($3.3)          (12.1)


The decrease in interest expense is attributable to a $2.3 decrease in interest related to long-term debt resulting from refinancing activity in 1993, offset partially by $.7 in higher short-term interest from borrowings to fund the redemption. In addition, interest not related to debt decreased $1.7 due primarily to a $1.1 adjustment made in first quarter 1993 to recognize the interest component of the Company's liability under the 1990 incentive regulation plan.

						   Increase
			   1994        1993        (Decrease)       %Change
Other (income),
  expense, net            ($1.2)       $0.9         ($2.1)             NM


This increase in income was the result of a $1.2 decrease in first quarter charitable contributions, the result of efforts to more evenly distribute these payments throughout the year. An additional $.6 increase was the result of higher subsidiary (Ameritech Services, Inc.) earnings.


						     Increase
			    1994      1993          (Decrease)       %Change

Income taxes               ($2.0)     $32.1          ($34.1)         (106.2)


Income taxes decreased approximately $48.6 due to the $137.8 work force restructuring charge discussed above. Partially offsetting this decrease was an increase of $14.9 related to higher 1994 pre-tax income (excluding the one-time charge), and other effects resulting from the one-time charge.



OTHER INFORMATION

Effects of Regulatory Accounting
The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts previously charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include
(1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.



Form 10-Q Part I                          Michigan Bell Telephone Company

New Michigan sales tax rate
Through the passage of a statewide ballot proposal, the sales tax in Michigan will be increased from 4% to 6% effective May 1, 1994. The effect of this legislation is to increase the sales tax the Company will pay in the last eight months of 1994 by approximately $5.1. However, the income statement effect for 1994 is expected to be approximately 30% of this amount, or $1.5 (before income tax effects). This is because an estimated 70% of the Company's purchases subject to Michigan sales tax are for telecommunications plant materials, and the corresponding sales tax is recognized in the same plant account as the materials purchased.

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

The Company believes that the MPSC has not considered all relevant factors in rendering its decision on intraLATA parity. Accordingly, the Company has filed a petition for a rehearing with the MPSC as a first step in bringing further clarification to the issues. Through the first quarter of 1994, the Company has not received a response from the MPSC on its petition.

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


New publishing services contract
On September 9, 1993, Ameritech Publishing, Inc. ("API"), a wholly-owned subsidiary of the Company's parent, Ameritech Corporation, exercised its right to terminate its publishing services contract (the "Agreement") with the Company, effective September 8, 1994, or such other mutually acceptable date. Pursuant to the Agreement, which became effective on January 1, 1991, the Company granted a license and provided billing, collection and other services to API, and API provided directory services for the Company. The
Agreement's initial term was to have been five years, subject, however, to either party's right to terminate on not less than twelve months' prior notice. In 1993, the Company earned fees of approximately $132.7 from API and incurred approximately $19.8 in directory publishing expenses.

In March 1994, the Company completed negotiations with API for a new contract effective April 1, 1994. Under the terms of the new contract, API will assume full responsibility for publishing White Pages Directories and incur all associated expenses, and will retain all revenues from the sale of White Pages listings and advertising to business customers. The Company will continue to sell certain listing services to residential customers such as VIP listings, foreign listings, and additional listings, and will retain all associated revenues.


Form 10-Q Part I                             Michigan Bell Telephone Company

API will publish White Pages Directories containing the Company's subscriber listings and such information as required by law or the Michigan Public Service Commission (MPSC), and will arrange for delivery in a manner consistent with the Company's regulatory requirements. Previously, costs associated with these activities were shared by API and the Company. In addition, the Company will continue to provide services to API, some of which were previously covered under the license fee and now have been unbundled. These include services such as billing, collection, and related services, as well as listing updates, delivery information, and public telephone services.

The Company will continue to receive subsidy payments from API, although at a reduced rate. The effect of all provisions of the contract result in reduced revenues and expenses which are expected to reduce pre-tax net income by approximately $50.0 on an annual basis. The new agreement will terminate on March 31, 1995, unless terminated earlier or extended as provided in the contract. Under current Michigan law, the approval of the MPSC of the terms or conditions of the new contract is not required.


Ratio of earnings to fixed charges
The Company's ratio of earnings to fixed charges for the three months ended March 31 was 1.03 in 1994 and 4.69 in 1993. The ratio in 1994 was adversely affected by a first quarter pre-tax charge of $137.8 for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.





PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

	   (a)  Exhibits

		Exhibits identified below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

		12    Computation of Ratio of Earnings to Fixed
			Charges for the three months ended March 31, 1994 and March 31, 1993.


	   (b)  Reports on Form 8-K

	     No Form 8-K was filed by the registrant during the quarter for which this report was filed




SIGNATURE

Form 10-Q                                      Michigan Bell Telephone Company







SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



					 Michigan Bell Telephone Company




Date  May 12, 1994

	      J. W. Trunk
											   J. W. Trunk
											   Vice President -
											    Comptroller