Form 10-Q
period 1994-06-30
MICHIGAN BELL TELEPHONE CO
filed 1994-08-12
CIK 65622

SECURITIES AND EXCHANGE COMMISSION

		   Washington, D.C. 20549


			FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
		SECURITIES EXCHANGE ACT OF 1934


	   For The Quarterly Period Ended June 30,1994

			      or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
		     SECURITIES EXCHANGE ACT OF 1934

		       Commission File Number 1-3499


			MICHIGAN BELL TELEPHONE COMPANY


	     (Incorporated under the laws of the State of Michigan)

		I.R.S. Employer Identification Number 38-0823930

		    444 Michigan Avenue, Detroit, Michigan 48226

		       Telephone - Area Code  (313) 223-9900


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF
AMERITECH  CORPORATION, MEETS THE CONDITIONS
SET FORTH IN GENERAL INSTRUCTION  H(1)(a) AND (b)
OF FORM 10-Q AND IS THEREFORE FILING THIS FORM
WITH REDUCED DISCLOSURE FORMAT PURSUANT TO
GENERAL INSTRUCTION  H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

At July 29, 1994 120,526,415 common shares were outstanding.

XXX BEGIN PAGE 2 HERE XXX


Form 10-Q Part I                    Michigan Bell Telephone Company

PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by Michigan
Bell Telephone Company ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Form 10-Q quarterly report previously filed in the current year.

CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
			(Millions of Dollars)

					    (Unaudited)
				For the 3 Months Ended  For the 6 Months Ended
				  June 30,   June 30,      June 30,   June 30,
				    1994       1993          1994       1993

Revenues . . . . . . . . . . . .   $706.0     $683.8     $1,403.6     $1,350.8
Operating expenses
    Depreciation and amortization   136.9      137.7        273.2        274.2
    Employee-related expenses .     170.3      176.1        341.6        352.7
    Taxes other than income taxes.   23.4       35.6         58.0         73.4
    Work force restructuring . . .     -          -         137.8           -
    Other operating expenses . .    201.8      186.7        403.2        368.3
				    532.4      536.1      1,213.8      1,068.6
Operating income . . . . . . . . .  173.6      147.7        189.8        282.2
Interest expense . . . . . . . .     24.2       26.2         48.1         53.4
Other (income) expense, net .        (0.9)      (1.6)       ( 2.1)       ( 0.7)

Income before income taxes. . . .   150.3      123.1        143.8        229.5

Income Taxes . . . . . . . . . .     45.1       37.5         43.1         69.6

Net income . . . . . . . . . . .    105.2       85.6        100.7        159.9

Reinvested earnings (loss) - at
  beginning of period . . . . . .   (72.7)    ( 3.4)         21.4          2.8

Less dividends . . . . . . . .       96.8      76.8         186.4        157.3

Reinvested earnings (loss) - at
   end of period . . . . . . .    $ (64.3)  $   5.4       $ (64.3)     $   5.4



 See Notes to Condensed Financial Statements.

XXX BEGIN PAGE 3 HERE XXX

Form 10-Q Part 1                   Michigan Bell Telephone Company

			  CONDENSED BALANCE SHEETS
					   (Millions of Dollars)
				     June 30, 1994         December 31, 1993
				      (Unaudited)         (Derived from Audited
							  Financial statements)
 ASSETS
 CURRENT ASSETS
  Cash and temporary cash investments  $     0.0              $     17.0
  Receivables, net
    Customers . . . . . . . . . . .        493.9                   452.9
    Ameritech and affiliates. . . . .        3.3                    15.7
    Other . . . . . . . . . . . . . . .     24.4                    27.8
  Material and supplies. . . . . . . .      30.7                    26.4
  Prepaid and other . . . . . . . . .       15.9                    23.0
					   568.2                   562.8

 Telecommunications plant . . . . . .    7,653.4                 7,559.0
 Less:  accumulated depreciation . .     3,364.0                 3,176.2
					 4,289.4                 4,382.8
 Investments, principally in affiliates .   65.2                    68.5
 Other assets and deferred charges . . .   162.3                   245.1
 TOTAL ASSETS . . . . . . . . .  . . .  $5,085.1                $5,259.2

 LIABILITIES AND SHAREOWNER'S EQUITY
 CURRENT LIABILITIES
   Debt maturing within one year
     Ameritech . . . . . . . . . . .   $  312.2                $  382.9
     Other . . . . . . . . . . . .          3.1                     3.2
   Accounts payable
     Ameritech Services, Inc. . . . .      51.0                    50.6
     Other Ameritech affiliates . . .      30.6                    47.0
     Other . . . . . . . . . . . . . .    173.6                   168.5
    Other current liabilities . . .       381.5                   322.9
					  952.0                   975.1
 LONG-TERM DEBT . . . . . . . . . .     1,131.4                 1,132.4

  DEFERRED CREDITS AND OTHER
   LONG-TERM LIABILITIES
   Accumulated deferred income taxes. .   368.4                  405.7
   Unamortized investment tax credits .    86.7                   93.7
   Postretirement benefits other
	  than pensions . . . . . . . .   671.9                  636.8
   Long-term payable to affiliate
	 (ASI) for SFAS No. 106 adoption   22.9                   22.9
   Regulatory liability and other . .     175.8                  230.9
					1,325.7                1,390.0
 SHAREOWNER'S EQUITY
   Common stock, $14 2/7 par value,
    120,810,000 shares authorized,
    120,526,415 issued and outstanding. 1,721.8                1,721.8
   Proceeds in excess of par value . .     18.5                   18.5
   Reinvested earnings (deficit). .       (64.3)                  21.4
					1,676.0                1,761.7
 TOTAL LIABILITIES AND
     SHAREOWNER'S EQUITY . . . . .     $5,085.1               $5,259.2



 See Notes to Condensed Financial Statements.

XXX BEGIN PAGE 4 HERE XXX

Form 10-Q Part I                            Michigan Bell Telephone Company

		       CONDENSED STATEMENTS OF CASH FLOWS
					    (Millions of Dollars)
						 (Unaudited)

					       For the 6 Months Ended June 30,
						  1994                   1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . .     $100.7                 $159.9
  Adjustments to net income:
    Workforce restructuring charge, net of tax .   89.2                    0.0
    Depreciation and amortization . . . . . . .   273.2                  274.2
    Deferred income taxes, net . . . . . . .       10.6                 (  2.7)
    Investment tax credits . . . . . . . . . .     (7.0)                (  8.4)
    Interest during construction . . . . . . .     (0.7)                (  0.7)
    Provision for uncollectibles . . . . . . .     21.0                   22.5
    Increase in accounts receivable . . . . .     (46.2)                 (29.6)
    Increase in material and supplies . . . .     ( 5.6)                 (11.5)
    Decrease (increase) in certain other
       current assets . . . . . . . . . . . .       7.1                 (  6.3)
    Decrease in accounts payable . . . . . .      (10.8)                 (24.4)
    Increase in accrued taxes . . . . . . . .      22.4                   54.5
    Decrease in certain other current liabilities. (1.9)                 (12.3)
    Change in certain noncurrent
	assets and liabilities . . . . . . . . .  (36.4)                 (12.4)
    Other  . . . . . . . . . . . . . . . . . .      4.6                 (  0.4)
Net cash from operating activities . . . . . .    420.2                  402.4

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . .   (181.6)                (216.4)
  Proceeds from disposal
    of telecommunications plant . . . . . . .       3.1                    1.8
  Net cash used in investing activities . . . .  (178.5)                (214.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Inter-company financing, net . . . . . . .      (70.8)                 (69.0)
  Issuance of long-term debt . . . . . . . . .      0.1                  200.0
  Retirements of long-term debt . . . . . . . .  (  1.6)                (156.3)
  Cost of refinancing long-term debt . . . . . .    0.0                (   5.2)
  Dividend payments . . . . . . . . . . . . . .  (186.4)                (157.3)
  Net cash used in financing activities . . . .  (258.7)                (187.8)

Net increase (decrease) in cash and
  temporary cash investments . . . . . . . . .   (17.0)                    0.0

Cash and temporary cash investments
  at beginning of period . . . . . . . . . .      17.0                     0.0

Cash and temporary cash investments
  at end of period . . . . . . . . . . . .    $    0.0                $    0.0




    See Notes to Condensed Financial Statements.

XXX BEGIN PAGE 5 HERE XXX


NOTES TO CONDENSED FINANCIAL STATEMENTS

    (A)  WORK FORCE RESTRUCTURING
On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995.
Under terms of agreements between the Company and the Communications Workers of America ("CWA"),
Ameritech implemented an enhancement to the Ameritech pension plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995.
In addition, certain of the Company's business units are offering financial incentives under terms of its current contract with the CWA to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a charge in the first quarter of 1994 of $137.8 or $89.2 after tax. This charge reduced the Company's prepaid pension assets by $79.2 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $34.2 related to SFAS No. 106 ("Employers Accounting for
Postretirement Benefits Other than Pensions") and a severance accrual of $24.4.

In June, Ameritech completed the first phase of its restructuring plan, having solicited volunteers to leave the Company. The response to date is exceeding expectations. Ameritech management is in the process of evaluating the specific job functions and locations of the employees who have requested to leave under the plan to ensure that service to customers will not be adversely affected. The task is complex as the intended 6,000 employee force reduction represents approximately twelve percent of the nonmanagement work force. Accordingly, insufficient information currently exists to adjust the restructuring accrual. Ameritech expects to complete this process in the third quarter and the Company will increase its restructuring accrual to the appropriate level. The adjustment could be material.


    (B)  CONTINGENCIES
The Company has disputed the manner of assessment of its property taxes in Michigan. In June of 1994, the Michigan Supreme Court (the "Court") resolved an open issue involving taxation of intangible property for the 1984-1986 tax years.
The net impact of this decision is that the Company is entitled to a refund for those tax years, but at a smaller amount than if intangible property were excluded. In July 1994, the Company filed a petition for reconsideration with the Court on the intangible property issue, but in August 1994 that petition was denied. The Company may now seek review by the U.S.
Supreme Court. Additionally, several other issues relating to years beyond 1986 are pending at the Michigan Tax Tribunal.
If the Company is successful in its arguments before the Tribunal, it will receive a refund of overpayment of property taxes. If unsuccessful, the Company may be subject to an additional, and possibly substantial, tax liability. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

XXX BEGIN PAGE 6 HERE XXX

Form 10-Q Part I                         Michigan Bell Telephone Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1994
VS. THE SIX MONTHS ENDED JUNE 30, 1993

(Dollars in Millions)

Following is a discussion and analysis of operations of the Company for the six months ended June 30, 1994 and for the six months ended
June 30, 1993 which is based on the Statements of Income and Reinvested Earnings on page 2. Results for the six months ended June
30, 1994 are not necessarily indicative of the results for the full year.

REVENUES


Revenues increased $52.8 or 3.9% due to the following:


						  Increase
			     1994      1993      (Decrease)      %Change

Local service              $572.6     $536.4        $36.2          6.7

Higher calling volumes increased local service revenues by approximately $34.8. These volume increases were primarily the result of gains in central office custom calling features, local messages, and directory assistance charges. The volume increases also resulted from expansion of the number of customer lines, which increased 3.6% to 4,654,827 lines from 4,495,159 as of June 30, 1993. An additional
$1.1 increase was the net effect of rate changes in various local service offerings.


						   Increase
			   1994        1993       (Decrease)      %Change
Access service
    Interstate access    $269.9      $247.1         $22.8           9.2
    Intrastate access    $107.5     $  98.6        $  8.9           9.0

Interstate access increased $22.8 due mainly to a volume of business increase of $17.7 and a $4.9 reduction in long-term support payments made to the National Exchange Carrier Association.

Intrastate access increased $8.9 due primarily to an $11.2 volume of business increase. In addition, a $3.8 increase resulted from adjustments and settlements with other carriers. These increases were partially offset by a $6.1 reduction in rates.


						 Increase
			 1994        1993       (Decrease)      %Change

Long distance services  $351.0      $351.5        ($ 0.5)        (0.1)

The decrease in long distance services of $0.5 is primarily the result of a $1.1 reduction resulting from rate decreases partially offset by volume increases of $0.7. While toll message volumes have grown by approximately 9% over the same period last year, revenues have not significantly increased. This is largely because a greater portion of those messages were made under the Company's discounted toll calling plans at a reduced average price per message. In addition, the average number of minutes per message has decreased overall.

XXX BEGIN PAGE 7 HERE XXX

Form 10-Q Part I                       Michigan Bell Telephone Company

						  Increase
			1994        1993         (Decrease)      %Change

Other                  $102.6      $117.2          ($14.6)        (12.4)

The reduction in this category is the result of an $18.0 decrease in directory and license fee revenues as a result of a new publishing services contract with Ameritech Publishing, Inc. ("API"), effective April 1, 1994. Under the terms of the new contract, API will assume full responsibility for publishing White Pages Directories and incur all associated expenses, and will retain all revenues from the sale of White Pages listings and advertising to business customers. Partially offsetting this decrease are increases of $2.8 in nonregulated revenues (primarily inside wiring services) and $1.5 in uncollectibles resulting from decreased write-off activity.


OPERATING EXPENSES

Operating expenses increased $145.2 or 13.6% due to the following:

						 Increase
			 1994        1993       (Decrease)      %Change
Depreciation and
    amortization        $273.2      $274.2       ($ 1.0)        (0.4)

Depreciation expense decreased $5.6 due mainly to the expiration of FCC-authorized amortization schedules at the end of June 1993.
Partially offsetting this decrease was a $4.6 increase resulting from the continued expansion of the plant investment base.


						   Increase
			1994        1993          (Decrease)      %Change
Employee-related
    expenses           $341.6      $352.7           ($11.1)        (3.1)


The $11.1 decrease in employee-related expenses was due to a $7.3 reduction in wages and salaries resulting primarily from the net effect of a $11.0 decrease attributed to lower force levels, a $4.6 reduction in overtime payments, and a $7.7 increase in basic wage rates. The total employee count was 14,041 as of June 30, 1994, compared to 15,203 at June 30, 1993. In addition, other employee-related expenses decreased $3.9 due primarily to a one-time pension fund true-up.


						   Increase
			 1994       1993          (Decrease)       %Change
Taxes other than
    income taxes        $ 58.0     $ 73.4          ($15.4)         (21.0)

The decrease in taxes other than income taxes was due to a decrease in the provision for property taxes to recognize the impact of new state legislation enacted in December 1993 which lowers property tax millage rates in Michigan.

XXX BEGIN PAGE 8 XXX

Form 10-Q Part I                    Michigan Bell Telephone Company

						    Increase
			 1994       1993           (Decrease)       %Change
Work force restructuring
    charges             $137.8      $0.0             $137.8            NM

As discussed more fully in Note (A) to the Financial Statements, Ameritech announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 1,560 at the Company.
Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $137.8 ($89.2 on an after tax basis). A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $38.7. Settlement gains of an estimated $50.0, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan
(none recorded as of June 30, 1994).   Settlement gains are noncash in
nature and result from the funded status of the Ameritech Pension Plan.

Ameritech originally advised the Company that it expected approximately two-thirds of the 1,560 employees would leave the payroll in 1994 with the balance departing by the end of the third quarter of 1995. 396 employees left the payroll in the second quarter of 1994 under this plan. As previously discussed in Note (A), the program has generated more requests to leave the payroll than originally planned requiring revision to the expected number and timing of employees leaving the payroll which should be quantifiable in the third quarter of 1994. Ameritech will manage the departure of all employees to minimize disruption within its business and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements required contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per terminated employee on an annual basis. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.


						 Increase
			  1994         1993     (Decrease)       %Change
Other operating
    expenses            $403.2        $368.3      $34.9            9.5

The growth reported in this category was due to increases of $25.8 in payments for services provided by affiliated companies due in part to a transfer of certain work functions to Ameritech Services, Inc., $7.5 in access charges paid to other carriers for access services, $5.9 in higher advertising costs, and $2.2 in engineering overhead costs. Partially offsetting these increases was a $5.6 decrease in contracted services fees.


OTHER INCOME AND EXPENSES
						  Increase
			  1994        1993       (Decrease)      %Change

Interest expense         $48.1      $ 53.4         ($ 5.3)        (9.9)

The decrease in interest expense is attributable to a $5.4 decrease in interest related to long-term debt resulting from refinancing activity in 1993, offset partially by $2.2 in higher short-term interest from borrowings needed to fund the redemption as well as higher interest rates. In addition, interest not related to debt decreased $1.9 due primarily to $1.4 in adjustments made in first six months of 1993 to recognize the interest component of the Company's liability under the 1990 incentive regulation plan.


						(Increase)
			 1994        1993        Decrease        %Change
Other (income),
    expense, net        $(2.1)      $(0.7)       ($ 1.4)            NM

The increase in other income, net was mainly the result of higher subsidiary (Ameritech Services, Inc.) earnings.

XXX BEGIN PAGE 9 HERE XXX

Form 10-Q Part I                       Michigan Bell Telephone Company

						 Increase
			 1994        1993       (Decrease)      %Change

Income taxes            $43.1       $69.6        ($26.5)        (38.1)

Income taxes decreased approximately $48.6 due to the $137.8 work force restructuring charge discussed above. Partially offsetting this decrease was an increase of $22.1, primarily related to higher 1994 pre-tax income (excluding the restructuring charge).



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

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would likely be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.


New Michigan sales tax rate

Through the passage of a statewide ballot proposal, the sales tax in Michigan was increased from 4% to 6% effective May 1, 1994. The effect of this legislation was to increase the sales tax the Company will pay in the last eight months of 1994 by approximately $5.1. However, the income statement effect for 1994 is expected to be approximately
30% of this amount, or $1.5 (before income tax effects). This is because an estimated 70% of the Company's purchases subject to Michigan sales tax are for telecommunications plant materials, and the corresponding sales tax is recognized in the same plant account as the materials purchased.


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

XXX BEGIN PAGE 10 HERE XXX

Form 10-Q Part I                 Michigan Bell Telephone Company

On March 25, 1994, the Company filed a petition for a rehearing with the MPSC, requesting that the MPSC eliminate the January 1, 1996 deadline, or at least extend it to January 1, 1998. On July 19, 1994, the MPSC issued an order denying the Company's petition. The
Company intends to seek a reversal of the February 24, 1994 MPSC order at the Michigan Court of Appeals. A Claim of Appeal will be filed at the Court of Appeals on or before the August 18, 1994 due date.

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


Pay telephone and directory assistance rate changes

In February 1993, the Company filed an application with the MPSC for approval to increase the local message charge for calls from public and semi-public coin telephones from 20 cents to 25 cents per call.
In May 1993, the MPSC declined approval of the Company's proposal, finding that there was unsatisfactory resolution of the issues concerning the size of the local calling area for customer-owned customer operated coin phones and the charges for directory assistance calls made from those phones. The MPSC directed the Company to initiate a contested case proceeding under Section 203 of MTA. On August 6, 1993, the Company complied by resubmitting its February
16, 1993 application.

In an order dated June 30, 1994, the MPSC approved the Company's proposal to increase the coin rate to 25 cents for local telephone calls, while declining to review the issues of local calling area and directory. assistance. The order was effective upon the Company's filing of revised tariff sheets with the MPSC on July 7, 1994. The Company estimates the annual revenue impact of the order to be an increase of approximately $5.6 after a 90-day period required to convert all coin phones to the new rate.

In February 1993, the Company also filed an application to change the way it charges for directory assistance service. In May 1993, the MPSC issued an order related to directory assistance service approving portions of the Company's proposal but only under the condition that the effects of the changes be revenue neutral. Specifically, the MPSC approved the first phase of the Company's proposal which called for an increase of the per call charge from 22 cents to 35 cents and a reduction in the free call allowance from twenty to eight. The
Company implemented this phase on July 1, 1993, after receiving approval of its revenue neutral plan which reduced rates in other areas, primarily access charges.

The MPSC also approved a second phase of a directory assistance increase to begin six months after the first phase which increases the per call charge to 45 cents and reduces the free call allowance from eight to five per month. The Company implemented this second phase on July 1, 1994, after receiving approval of its revenue neutral plan which reduced rates in other areas, primarily access charges.


Ratio of earnings to fixed charges

The Company's ratio of earnings to fixed charges for the six months ended June 30 was 3.96 in 1994 and 5.05 in 1993. The ratio in 1994 was adversely affected by a first quarter pre-tax charge of $137.8 for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

XXX BEGIN PAGE 11 HERE XXX


PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

	   (a)  Exhibits

		Exhibits identified below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

		12    Computation of Ratio of Earnings to Fixed
			Charges for the six months ended June 30, 1994 and June 30, 1993.


	   (b)  Reports on Form 8-K

	     No Form 8-K was filed by the registrant during the quarter for which this report was filed

XXX BEGIN PAGE 12 HERE XXX


SIGNATURE

Form 10-Q                           Michigan Bell Telephone Company







SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				    Michigan Bell Telephone Company









Date  August 12, 1994
						    J. W. Trunk
						    J. W. Trunk
					       Vice President - Comptroller