Form 10-Q
period 1994-09-30
MICHIGAN BELL TELEPHONE CO
filed 1994-11-10
CIK 65622

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


                             FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


      For The Quarterly Period Ended      September 30, 1994

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

At October 29, 1994 120,526,415 common shares were outstanding.

XXX BEGIN PAGE 2 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

                  PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by Michigan Bell Telephone Company ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Form 10-Q quarterly reports previously filed in the current year.

      CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                     (Millions of Dollars)
                                        (Unaudited)
                         For the 3 Months Ended    For the 9 Months Ended
                            September September      September September
                             30, 1994  30, 1993      30, 1994  30, 1993

Revenues                          $708.1    $696.2  $2,111.7  $2,047.0
Operating expenses
   Depreciation and amortization   136.8     134.4     410.0     408.6
   Employee-related expenses       179.6     184.3     521.2     537.0
   Taxes other than income taxes    33.0      35.3      91.0     108.7
   Work force restructuring         56.9       0.0     194.7       0.0
   Other operating expenses        212.6     200.1     615.8     568.4
                                   618.9     554.1   1,832.7   1,622.7

Operating income                    89.2     142.1     279.0     424.3
Interest expense                    25.3      26.4      73.3      79.8
Other (income), net                 (2.1)     (1.5)     (4.2)     (2.2)

Income before income taxes          66.0     117.2     209.9     346.7

Income Taxes                        14.6      26.6      57.7      96.2

Net income                          51.4      90.6     152.2     250.5

Reinvested earnings (loss) - at
  beginning of period              (64.3)      5.4      21.4       2.8

Less dividends                      33.9      84.4     220.4     241.7

Reinvested earnings (loss) - at
   end of period                  $(46.8)     $11.6   $(46.8)    $11.6

 See Notes to Condensed Financial Statements.

XXX BEGIN PAGE 3 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

                     CONDENSED BALANCE SHEETS
(Millions of Dollars)
                                September 30, 1994   December 31, 1993
                                   (Unaudited)   (Derived from Audited
                                                  Financial statements)
ASSETS
CURRENT ASSETS
   Cash and temporary cash investments        $3.0               $17.0
   Receivables, net
     Customers                               519.4               452.9
     Ameritech and affiliates                  5.3                15.7
     Other                                    19.9                27.8
   Material and supplies                      33.7                26.4
   Prepaid and other                          16.0                23.0
                                             597.3               562.8

Telecommunications plant                   7,645.7             7,559.0
Less:  accumulated depreciation            3,405.2             3,176.2
                                           4,240.5             4,382.8

Investments, principally in affiliates        68.1                68.5
Other assets and deferred charges            150.8               245.1
TOTAL ASSETS                              $5,056.7            $5,259.2

LIABILITIES AND SHAREOWNER'S EQUITY
CURRENT LIABILITIES
   Debt maturing within one year
     Ameritech                              $343.9              $382.9
     Other                                     3.0                 3.2
   Accounts payable
     Ameritech Services, Inc.                 64.6                50.6
     Other Ameritech affiliates               35.5                47.0
     Other                                   186.3               168.5
   Other current liabilities                 256.2               322.9
                                             889.5               975.1

LONG-TERM DEBT                             1,131.1             1,132.4
DEFERRED CREDITS AND OTHER
   LONG-TERM LIABILITIES
     Accumulated deferred income taxes       370.5               405.7
     Unamortized investment tax credits       83.2                93.7
     Postretirement benefits
       other than pensions                   711.3               636.8
     Long-term payable to affiliate (ASI)
       for SFAS 106 adoption                  22.9                22.9
     Regulatory liability and other          154.7               230.9
                                           1,342.6             1,390.0

SHAREOWNER'S EQUITY
   Common stock, $14 2/7 par value,
   120,810,000 shares authorized,
   120,526,415 issued and outstanding      1,721.8             1,721.8
   Proceeds in excess of par value            18.5                18.5
   Reinvested earnings (deficit)             (46.8)               21.4
                                           1,693.5             1,761.7
   TOTAL LIABILITIES AND SHAREOWNER'S     $5,056.7            $5,259.2
      EQUITY
    See Notes to Condensed Financial Statements.

XXX BEGIN PAGE 4 HERE XXX

Form 10-Q Part I  Michigan Bell Telephone Company

                CONDENSED STATEMENTS OF CASH FLOWS
                       (Millions of Dollars)
                            (Unaudited)
                                  For the 9 Months Ended September 30,
                                              1994                1993

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                               $152.2              $250.5
   Adjustments to net income:
   Workforce restructuring
     charge, net of tax                      126.0                 0.0
   Depreciation and amortization             410.0               408.6
   Deferred income taxes, net                 15.3              ( 13.8)
   Investment tax credits                    (10.5)             ( 17.0)
   Interest during construction               (1.1)             (  1.1)
   Provision for uncollectibles               32.3                33.0
   Change in accounts receivable             (80.5)              (62.0)
   Change in material and supplies            (9.1)              (19.4)
   Change in certain
     other current assets                      7.0                (2.0)
   Change in accounts payable                 20.2                (5.4)
   Change in accrued taxes                   (57.7)              (33.8)
   Change in certain
     other current liabilities               (40.2)               (8.8)
   Change in certain noncurrent
     assets and liabilities                  (52.6)              (10.1)
   Other                                       1.6                (2.9)

Net cash from operating activities           512.9               515.8

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                     (268.4)             (321.4)
   Proceeds from disposal
     of telecommunications plant               3.1                 3.0
   Additional equity investments in ASI        0.0                (7.8)
Net cash used in investing activities       (265.3)             (326.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Inter-company financing, net              (39.2)               26.5
   Issuance of long-term debt                   .1               200.0
   Retirements of long-term debt              (2.1)             (157.3)
   Cost of refinancing long-term debt          0.0                (5.2)
   Dividend payments                        (220.4)             (241.7)
   Net cash used in financing activities    (261.6)             (177.7)

Net increase (decrease) in cash and
     temporary cash investments              (14.0)               11.9

Cash and temporary cash investments
     at beginning of period                   17.0                 0.0

Cash and temporary cash investments
     at end of period                       $  3.0               $11.9
See Notes to Condensed Financial Statements.

XXX BEGIN PAGE 5 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

              NOTES TO CONDENSED FINANCIAL STATEMENTS

    (A)  WORK FORCE RESTRUCTURING
     On  March 25, 1994, the Company's parent, Ameritech, announced
     plans   to  reduce  its existing nonmanagement  work  force
     by  6,000 employees by the end of 1995, including 1,560 at the
     Company.  Under   terms   of  agreements  between  Ameritech
     and   the Communication Workers of America (CWA), Ameritech
     implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service  of  eligible nonmanagement  employees  who  leave the  business  during  a designated period that ends in mid-1995.
     In addition, certain of   the  Company's  business  units  are
     offering financial incentives under terms of the current contract with the CWA to selected nonmanagement employees who leave the business before the end of 1995.

     The Company recorded a first quarter 1994 charge of $137.8 or $89.2 after-tax to reflect the cost of restructuring.  This
     charge reduced the Company's prepaid pension   asset   by
     $79.2  for  pension  enhancements   and curtailment  losses.
     The charge also included a curtailment loss of $34.2 related to Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and an additional severance accrual of $24.4.

     Employee response to the pension enhancement program and other financial incentives being offered by the Company has exceeded the Company's initial expectations. As a result, the Company expects its existing nonmanagement workforce to be reduced by 2,475 through next year instead of the 1,560 originally estimated in March.

     The Company recorded an additional charge in the third quarter of 1994 of $56.9 or $36.8 after-tax for the additional program
     participants  and  for revised participant demographics.   The
     third quarter charge reflects settlement gains of $30.2 associated with lump sum pension payments made by the pension trust through September 30, 1994. This $56.9 charge reduced the Company's prepaid pension asset by $6.3 for
     pension  enhancements  and  curtailment  losses,  net  of   the
     settlement  gains.   The  charge  also  included a  $39.8
     curtailment loss related to SFAS No. 106 and an additional severance accrual of $10.8.


    (B)  CONTINGENCIES
     The Company has disputed the manner of assessment of its property taxes in Michigan. In June of 1994, the Michigan Supreme Court (the "Court") resolved an open issue involving taxation of intangible property for the 1984-1986 tax years. The net impact of this decision is that the Company is entitled to a refund for those tax years, but at a smaller amount than if intangible property were excluded. In July 1994, the Company filed a petition for reconsideration with the Court on the intangible property issue, but in August 1994 that petition was denied. The Company is seeking review by the U.S. Supreme Court. Additionally, several other issues relating to years beyond 1986 are pending at the Michigan Tax Tribunal. If the Company is successful in its arguments before the Tribunal, it will receive a refund of overpayment of property taxes. If unsuccessful, the Company may be subject to an additional, and possibly substantial, tax liability. Management of the Company believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

XXX BEGIN PAGE 6 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF OPERATIONS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
           VS. THE NINE MONTHS ENDED SEPTEMBER 30, 1993

                       (Dollars in Millions)

Following is a discussion and analysis of operations of the Company for the nine months ended September 30, 1994 and for the nine months ended September 30, 1993 which is based on the Statements of Income and Reinvested Earnings on page 2. Results for the nine months ended September 30, 1994 are not necessarily indicative of the results for the full year. Results for the nine months ended September 30, 1994 include after-tax charges of $126.0 for work force restructuring for 2,475 employees.


REVENUES


Revenues increased  $64.7 or 3.2% due to the following:


                                          Increase
                         1994      1993  (Decrease)   %Change

Local service           $867.2    $814.3     $52.9       6.5

Higher calling volumes increased local service revenues by approximately $46.3. These volume increases were primarily the result of gains in central office custom calling features, local messages, and directory assistance charges. The volume increases also resulted from expansion of the number of customer lines, which increased 4.2% to 4,700,000 lines from 4,511,000 as of September 30, 1993. An additional $6.6 increase was the net effect of rate changes in various local service offerings.


                                          Increase
                        1994      1993   (Decrease)   %Change
Access service
    Interstate access   $407.4    $377.3     $30.1       8.0
    Intrastate access   $155.6    $151.7      $3.9       2.6

Interstate access increased $30.1 due mainly to a volume of business increase of $29.7 and an $8.5 reduction in long-term support payments made to the National Exchange Carrier Association. These increases were partially offset by a $10.9 reduction in rates.

Intrastate access increased $3.9 due primarily to an $15.1 volume of business increase. In addition, a $2.8 increase resulted from adjustments and settlements with other carriers. These increases were partially offset by a $12.9 reduction in rates.

XXX BEGIN PAGE 7 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

                                          Increase
                         1994      1993  (Decrease)    %Change

Long distance services  $533.0    $524.3      $8.7       1.7

The increase in long distance services of $8.7 is primarily the result of volume increases of $8.4. While toll message volumes have grown by approximately 10% over the same period last year, revenues have not significantly increased. This is largely because a greater portion of those messages were made under the Company's discounted toll calling plans at a reduced average price per message. In addition, the average number of minutes per message has decreased overall.


                                          Increase
                          1994    1993   (Decrease)   %Change

Other                    $148.5   $179.4    (30.9)   (17.2)

The reduction in this category is the result of a $36.9 decrease in directory and license fee revenues as a result of a new
publishing  services  contract  with  Ameritech  Publishing,   Inc.
("API"), effective April 1, 1994. Under the terms of the new contract, API assumes full responsibility for publishing White Pages Directories and incurs all associated expenses, and retains all revenues from the sale of White Pages listings and
advertising  to  business  customers.   Partially  offsetting  this
decrease is an increase of $5.6 in nonregulated revenues (primarily inside wiring services).


OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 1994 increased by $210 or 12.9 percent. These results include restructuring charges of $194.7 for the nine months ended September 30, 1994.


                                          Increase
                          1994     1993  (Decrease)   %Change
Depreciation and
    amortization        $410.0    $408.6      $1.4       0.3

Depreciation expense increased $1.4 due to a $7.3 increase resulting from the continued expansion of the plant investment base offset by a decrease of $5.8 due mainly to the expiration of FCC-authorized amortization schedules at the end of June 1993.


                                          Increase
                          1994     1993  (Decrease)   %Change
Employee-related
    expenses            $521.2    $537.0   $(15.8)     (2.9)


The $15.8 decrease in employee-related expenses was due to a $9.9 reduction in wages and salaries resulting primarily from the net effect of a $22.0 decrease attributed to lower force levels and a $2.1 reduction in overtime payments, offset by a $l7.0 increase in basic
wage  rates.   The total employee count was 13,497 as of  September
30, 1994, compared to 14,969 at September 30, 1993. In addition, other employee-related expenses decreased $7.4 due primarily to a one-time pension fund true-up and revised pension costs.

XXX BEGIN PAGE 8 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

                                          Increase
                          1994     1993  (Decrease)   %Change
Taxes other than
 income taxes           $ 91.0    $108.7   $(17.7)    (16.3)

The decrease in taxes other than income taxes was due to a decrease in the provision for property taxes to recognize the impact of new state legislation enacted in December 1993 which lowers property tax millage rates in Michigan.


                                          Increase
                          1994     1993  (Decrease)   %Change
Work force restructuring
    charges             $194.7      $0.0    $194.7        NM

As discussed more fully in Note A, the Company's parent, Ameritech announced on March 25, 1994 that it would reduce its existing
nonmanagement  work  force   by  6,000 employees by the end of 1995,
including 1,560 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition. The Company now expects its nonmanagement work force to be reduced by 2,475 employees through next year instead of the 1,560 originally estimated in March. A charge for 1,560 employees was recorded in the first quarter and an additional charge was recorded in the third quarter to reflect acceptance of the plan by a total 2,475 employees.

This program resulted in a first quarter 1994 charge of $137.8 ($89.2 on an after-tax basis) and an additional charge of $56.9 ($36.8 on an after-tax basis) in the third quarter of 1994 for a total charge of $194.7 ($126.0 on an after-tax basis). The additional charge of $56.9 includes the effect of $30.2 in settlement gains associated with lump-sum pension payments through September 30, 1994.

The Company originally estimated that 1,560 employees were expected to leave under the program. The Company currently estimates that, including the additional 915 employees, approximately 1,803 will leave under the program in 1994 and 672 in 1995. These employee reductions by quarter are as follows: 396 (actual) in the second quarter of 1994, 570 (actual) in the third quarter of 1994, 837 (estimated) in the fourth quarter of 1994, 65 (estimated) in the first quarter of 1995, 330 (estimated) in the second quarter of 1995, and 277 (estimated) in the third quarter of 1995. As previously discussed in Note A, the program has generated more employee requests to accept the incentives offered than originally planned, requiring revision to the expected number and timing of employees terminating employment. The Company is managing the departure of all employees to minimize disruption within its business and to its customers, while still accommodating the individual employee's acceptance of the program. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments totalling approximately $50.0) will be met as prescribed by applicable collective bargaining
agreements.  Certain   of   these   collective  bargaining  agreements
require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per departing employee on an annual
basis.   The projected savings will be partially offset by the hiring of new employees to accommodate growth and ensure high quality customer service and to meet staffing requirements for new business opportunities.

XXX BEGIN PAGE 9 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

                                          Increase
                          1994     1993  (Decrease)   %Change
Other operating
    expenses            $615.8    $568.4     $47.4       8.3

The growth reported in this category was due to increases of $52.2 in payments for services provided by affiliated companies due in part to a transfer of certain work functions to Ameritech Services, Inc., $5.3 in access charges paid to other carriers for access services, $9.5 in higher advertising costs, and $2.9 in engineering overhead costs. Partially offsetting these increases was a $11.7 decrease in contracted services fees and a $10.5 decrease in materials and supplies.


OTHER INCOME AND EXPENSES
                                          Increase
                          1994     1993  (Decrease)  %Change

Interest expense         $73.3    $ 79.8    ($6.5)     (8.2)

The decrease in interest expense is attributable to a $8.5 decrease in interest related to long-term debt resulting from refinancing activity in 1993, offset partially by $4.2 in higher short-term interest from borrowings needed to fund the redemption as well as higher interest rates. In addition, interest not related to debt decreased $1.9 due primarily to $1.6 in adjustments made in the first nine months of 1993 to recognize the interest component of the Company's liability under the 1990 incentive regulation plan.


                                        (Increase)
                          1994     1993  Decrease     %Change
Other (income),
    expense, net        $(4.2)    $(2.2)    ($2.0)        NM

The increase in other income, net was mainly the result of higher earnings of an affiliate (Ameritech Services, Inc.), which is owned jointly by the Company and the other four Ameritech state telephone companies.

                                          Increase
                          1994     1993  (Decrease)  %Change

Income taxes             $57.7     $96.2   ($38.5)    (40.0)

Income taxes decreased approximately $68.6 due to the $194.7 work force restructuring charge discussed above. Partially offsetting this decrease was an increase of $20.2, primarily related to higher 1994 pre-tax income (excluding the restructuring charge).



OTHER INFORMATION


Effects of Regulatory Accounting
The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might

XXX BEGIN PAGE 10 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company is currently reviewing these criteria in light of the changes in its regulatory environment and increasing competition to ensure that the continuing application of SFAS No. 71 is appropriate.


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

On March 25, 1994, the Company filed a petition for a rehearing with the MPSC, requesting that the MPSC eliminate the January 1, 1996 deadline, or at least extend it to January 1, 1998. On July 19, 1994, the MPSC issued an order denying the Company's petition. On August 17, 1994 the Company filed an appeal with the Michigan Court of Appeals. On October 19, 1994 the Court of Appeals denied the Company's Motion for Peremptory Reversal, stating that the Court wanted to receive the benefit of full appellate briefing by all parties before deciding the issues.

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


Pay telephone and directory assistance rate changes
In February 1993, the Company filed an application with the MPSC for approval to increase the local message charge for calls from public and semi-public coin telephones from 20 cents to 25 cents per call. In May 1993, the MPSC declined approval of the Company's proposal, finding that there was unsatisfactory resolution of the issues concerning the size of the local calling area for customer-owned

XXX BEGIN PAGE 11 HERE XXX

Form 10-Q Part I                      Michigan Bell Telephone Company

customer operated coin phones and the charges for directory assistance calls made from those phones. The MPSC directed the Company to initiate a contested case proceeding. On August 6, 1993, the Company complied by resubmitting its February 16, 1993 application.

In an order dated June 30, 1994, the MPSC approved the Company's proposal to increase the coin rate to 25 cents for local telephone calls, while declining to review the issues of local calling area and directory assistance. The order was effective upon the Company's filing of revised tariff sheets with the MPSC on July 7, 1994. The Company estimates the annual revenue impact of the order to be an increase of approximately $5.6 after a 90-day period required to convert all coin phones to the new rate.

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


Ratio of earnings to fixed charges
The Company's ratio of earnings to fixed charges for the nine months ended September 30 was 3.84 in 1994 and 5.08 in 1993. The ratio in 1994 is adversely affected by charges of $194.7 for work force restructuring (see prior discussion of these charges). This charge will be primarily funded from the Ameritech Pension Plan.
The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

XXX BEGIN PAGE 12 HERE XXX

                    PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                Exhibits identified below are incorporated herein by reference as exhibits hereto.

                12    Computation of Ratio of Earnings to Fixed
                        Charges for the nine months ended September 30, 1994 and September 30, 1993.

                27    Financial Data Schedule for the nine months
                        ended September 30, 1994.



           (b)  Reports on Form 8-K

                No Form 8-K was filed by the registrant during the quarter for which this report was filed

XXX BEGIN PAGE 13 HERE XXX

                             SIGNATURE

Form 10-Q                   Michigan Bell Telephone Company







                            SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Michigan Bell Telephone Company









Date  November 10, 1994                      J. W. Trunk
                                             J. W. Trunk
                                       Vice President - Comptroller