Form 10-K/A
MICHIGAN BELL TELEPHONE CO
filed 1995-03-27
CIK 65622

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                                FORM 10-K/A

                            AMENDMENT TO REPORT

        Filed pursuant to Section 12, 13 or 15(d) of the Securities exchange act of 1934

                      MICHIGAN BELL TELEPHONE COMPANY

                              Amendment No. 1

     The undersigned registrant amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 by deleting the Commission File Number 1-2222 and replacing it with Commission File Number 1-3499, as indicated on the attached page.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MICHIGAN BELL TELEPHONE COMPANY
                              By /s/ Bruce B. Howat
                                   Bruce B. Howat
                                   Vice President and Secretary

Dated: March 24, 1995

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED) . . . .For the fiscal year ended
     December 31, 1994

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