Form 10-Q
period 1995-06-30
MICHIGAN BELL TELEPHONE CO
filed 1995-08-07
CIK 65622

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995

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



At July 31, 1995, 120,526,415 common shares were outstanding.

Form 10-Q Part I                      Michigan Bell Telephone Company

               Part I - Financial Information

The following condensed financial statements have been prepared by Michigan Bell Telephone Company (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in the current year.

     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                           (Millions of Dollars)
                                (Unaudited)

                                 Three Months Ended     Six Months Ended
                                        June 30               June 30
                                    1995        1994       1995     1994

Revenues                          $   736.4  $   717.0   $1,441.7  $1,424.6
                                  ---------  ---------   --------  --------
Operating Expenses
  Employee-related expenses           167.5      170.3      330.6     341.6
  Depreciation and amortization       119.6      136.9      239.1     273.2
  Other operating expenses            200.5      212.8      413.7     424.2
  Restructuring (credit) charge        --         --        (72.8)    137.8
  Taxes other than income taxes        34.1       23.4       67.6      58.0
                                  ---------  ---------   --------  --------
                                      521.7      543.4      978.2   1,234.8
                                  ---------  ---------   --------  --------
Operating income                      214.7      173.6      463.5     189.8
Interest expense                       22.3       23.8       45.1      47.4
Other income, net                      (1.0)      (0.5)      (1.0)     (1.4)
                                  ---------  ---------   --------  --------

Income before income taxes            193.4      150.3      419.4     143.8

Income taxes                           65.4       45.1      143.0      43.1
                                  ---------  ---------   --------  --------
Net income                            128.0      105.2      276.4     100.7

Reinvested earnings (deficit),
  beginning of period                (539.0)     (72.7)    (560.3)     21.4
  Less, dividends                     111.4       96.8      238.5     186.4
                                  ---------  ---------   --------  --------
Reinvested (deficit),
 end of period                    $  (522.4)  $  (64.3)  $ (522.4) $  (64.3)
                                  =========   ========   ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                     Michigan Bell Telephone Company

                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments           $   --           $   14.2
 Receivables, net
  Customers                                       529.2            503.5
  Ameritech and affiliates                         10.0             11.3
  Other                                            25.9             20.8
 Material and supplies                             26.3             26.7
 Prepaid and other                                 38.5             25.9
                                               --------         --------
                                                  629.9            602.4
                                               --------         --------

Property, plant and equipment                   7,676.1          7,576.9
Less, accumulated depreciation                  4,513.0          4,348.6
                                               --------         --------
                                                3,163.1          3,228.3
                                               --------         --------
Investments, principally in affiliates             64.4             70.9
Other assets and deferred charges                 216.1            132.2
                                               --------         --------

Total assets                                   $4,073.5         $4,033.8
                                               ========         ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                      Michigan Bell Telephone Company

                           (Dollars in Millions)


                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech                                    $   41.3         $  193.6
  Other                                             2.2              2.9
 Accounts payable
  Ameritech Services, Inc. (ASI)                  110.7            108.3
  Ameritech and affiliates                         28.9             32.8
  Other                                           139.6            185.7
 Other current liabilities                        487.2            296.2
                                               --------         --------
                                                  809.9            819.5
                                               --------         --------
Long-term debt                                  1,128.3          1,128.9
                                               --------         --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes                102.1             81.2
 Unamortized investment tax credits                62.7             69.8
 Postretirement benefits other than pensions      676.5            726.0
 Long-term payable to ASI                          21.5             22.9
 Other                                             54.6              5.5
                                               --------         --------
                                                  917.4            905.4
                                               --------         --------

Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding)          1,721.8          1,721.8
 Proceeds in excess of par value                   18.5             18.5
 Reinvested deficit                              (522.4)          (560.3)
                                               --------         --------
                                                1,217.9          1,180.0
                                               --------         --------

Total liabilities and shareowner's equity      $4,073.5         $4,033.8
                                               ========         ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                    Michigan Bell Telephone Company


                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  276.4   $  100.7
 Adjustments to net income
 Restructuring (credit) charge, net of tax               (47.1)     89.2
 Depreciation and amortization                           239.1     273.2
 Deferred income taxes, net                                0.8      10.6
 Investment tax credits, net                              (7.1)     (7.0)
 Interest during construction                             (0.8)     (0.7)
 Provision for uncollectibles                             16.4      21.0
 Change in accounts receivable                           (45.9)    (46.2)
 Change in material and supplies                          (0.7)     (5.6)
 Change in certain other current assets                  (12.7)      7.1
 Change in accounts payable                              (47.6)    (10.8)
 Change in certain other current liabilities              86.7      20.5
 Change in certain other noncurrent
  assets and liabilities                                 (26.2)    (36.4)
 Other                                                     5.9       4.6
                                                     ---------  --------
Net cash from operating activities                       437.2     420.2
                                                     ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (170.6)   (181.6)
Proceeds from (cost of) disposals of
 property, plant and equipment                            (0.6)      3.1
Other investments                                          0.4      --
                                                     ---------  --------
Net cash from investing activities                      (170.8)   (178.5)
                                                     ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net                             (152.3)    (70.8)
Issuance of long-term debt                                --         0.1
Retirements of long-term debt                             (1.3)     (1.6)
Dividend payments                                       (127.0)   (186.4)
                                                     ---------  --------
Net cash from financing activities                      (280.6)   (258.7)
                                                     ---------  --------
Net decrease in cash and
 temporary cash investments                              (14.2)    (17.0)
Cash and temporary cash investments
 at beginning of period                                   14.2      17.0
                                                      --------  --------
Cash and temporary cash investments
 at end of period                                     $   --    $   --
                                                      ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                         Michigan Bell Telephone Company

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Millions)

                               JUNE 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to restructure its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program, including 2,721 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that corresponds to contract expiration in 1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $137.8, or $89.2 after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $72.8 or $47.1 after-tax, was recorded resulting primarily from settlement gains from lump-sum pension payments from the Ameritech pension plan to former employees. Settlement gains were not recorded in the second quarter of 1995 as they were not significant. The cumulative gross program costs through June 30, 1995 totaled $244.7, partially offset by settlement gains of $143.1 for an aggregate pretax net program cost of $101.6 or $65.8 after-tax. At June 30, 1995, the remaining severance accrual was $12.0.

As of June 30, 1995, 2,322 employees have left the Company as a result of the restructuring, with 399 expected to leave later in 1995.

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

Certain additional financial statement impacts occurred as a result of the discontinuance of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I                     Michigan Bell Telephone Company

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

Form 10-Q Part I                    Michigan Bell Telephone Company


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1995 as compared with the first six months of 1994:

Results of Operations

Revenues

Total revenues in the first six months of 1995 were $1,441.7 and were $1,424.6 for the same period in 1994. The following paragraphs explain the components of that change.

Local service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $608.6     $572.6       $ 36.0      6.3

The increase in local service revenues in the first six months of 1995 was primarily attributable to higher network usage volumes which increased local service revenues by $26.2. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.2 percent to 4,851,371 as of June 30, 1995 as compared with June 30, 1994, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. Also contributing to the increase were rate increases of $9.8.

Form 10-Q Part I                Michigan Bell Telephone Company


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Network access
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Interstate
   Six Months Ended             $ 278.6     $269.9      $  8.7       3.2

Intrastate
   Six Months Ended             $  97.3     $107.5      $(10.2)     (9.5)

The increase in interstate network access revenues for the six months ended June 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $14.0, and a reduction in NECA common line pool support payments of $7.0. Partially offsetting these revenue increases were net rate percent reductions of $12.3. Minutes of use related to interstate calls increased 7.5 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decrease in intrastate network access revenues for the six months ended June 30, 1995 was primarily due to rate reductions of $11.5. Also contributing to the decrease is the effect of a prior year nonrecurring adjustments of $5.5 and settlements with other carriers. Higher network usage resulted in additional revenues of $6.8 which partially offset these decreases. Minutes of use related to intrastate calls increased 13.2 percent in 1995.
___________________________________________________________________________

Long distance service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $350.9     $351.0      $ (0.1)      --

The decrease in long distance service revenues for the six months ended June 30, 1995 was primarily attributable to a decrease in usage volumes of $7.5, partially offset by rate increases.

Form 10-Q Part I                    Michigan Bell Telephone Company


                  Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $106.3     $123.6      $(17.3)    (14.0)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a renegotiated directory and license fee contract with Ameritech Publishing, Inc. (API). The renegotiated contract accounted for approximately $19.0 of the decrease. Rent revenues also decreased $3.4 due to a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Partially offsetting these decreases were rate increases for inside wire installation and maintenance services of $4.2 and increases in nonregulated service revenues of $2.4.
___________________________________________________________________________

Operating expenses

Total operating expenses for the six months ended June 30, 1995 decreased by $256.6 or 20.8 percent to $978.2. The decrease was largely attributable to the 1994 work force restructuring, which resulted in a credit of $72.8 in the first quarter of 1995 related to the net settlement gains previously discussed compared with a first quarter 1994 charge of $137.8.
___________________________________________________________________________

Employee-related expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $330.6     $341.6      $(11.0)     (3.2)


The decrease in employee-related expenses for the six months ended
June 30, 1995 was attributable primarily to the effect of work force restructuring over the past year of $29.4 as well as reduced bonus accruals and other benefits of $10.1. Partially offsetting these decreases were the effects of increased overtime payments and medical, dental and postretirement benefits of $28.5.

There were 12,434 employees at June 30, 1995, compared with 14,041 at June 30, 1994.

Form 10-Q Part I                  Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Depreciation and
  amortization
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $239.1     $273.2      $(34.1)    (12.5)

The decrease in depreciation and amortization expense for the six months ended June 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the change in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71.
___________________________________________________________________________

Other operating expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $413.7     $424.2      $(10.5)     (2.5)


The decrease in other operating expenses for the six months ended June 30, 1995 was primarily attributable to a net decrease of $44.0 in expenses for access charges with independent telephone companies, as a result of renegotiated contracts, contract and professional services, as discussed below, switching system software, bad debt expense and other miscellaneous expenses. These decreases were partially offset by higher affiliated service expenses of $31.6, resulting from increased billings from Ameritech Services, Inc. (ASI), primarily for contract and professional services, as well as advertising expenses resulting from increased marketing efforts.

Form 10-Q Part I                     Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Restructuring (credit) charge
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $(72.8)    $137.8     $(210.6)      n/a


As discussed in Note 1, Ameritech announced in March 1994 that it intended to restructure its nonmanagement work force by 6,000 employees (1,560 at the Company) by the end of 1995. Restructuring of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the cost structure with emerging competition. Ameritech currently expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March 1994, including 2,721 at the Company. A pretax charge of $137.8 related to the original estimated work force restructuring was recorded in the first quarter of 1994, with additional charges later in 1994. A noncash settlement gain of $72.8 was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $12.0) are anticipated.

Actual employees who left due to work force restructuring by quarter were:
396 in the second quarter of 1994, 570 in the third quarter of 1994, 1,112 in the fourth quarter of 1994, 60 in the first quarter of 1995 and 184 in the second quarter of 1995. The Company expects that 399 employees will leave in the third quarter of 1995. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $50.1) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The restructuring will reduce annual employee-related costs by approx-imately $50 thousand per departing employee. The projected savings are being partially offset by the hiring of new employees to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.

Form 10-Q Part I                     Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Taxes other than income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 67.6     $ 58.0      $  9.6      16.6

The increase in taxes other than income taxes for the six months ended June 30, 1995 was primarily attributable to a decrease in the prior year period in the provision for property taxes to recognize the impact of state legislation enacted in December 1993 which lowered property tax millage rates in Michigan.

The Company has disputed the manner in which property taxes are assessed in Michigan as discussed more fully in Note 3 to the financial statements. Management believes the ultimate outcome will not adversely affect future cash flows or the Company's financial statements.
___________________________________________________________________________

Other Income and Expenses

Interest expense
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 45.1     $ 47.4      $ (2.3)     (4.9)

The decrease in interest expense for the six months ended June 30, 1995 is primarily due to lower average debt balances, partially offset by the increase in short-term interest rates.
___________________________________________________________________________

Other income, net
                                      June 30          (Increase)  Percent
                                  1995       1994       Decrease   Change

Six Months Ended                 $ (1.0)    $ (1.4)     $  0.4      n/a


Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from ASI.

Form 10-Q Part I                   Michigan Bell Telephone Company


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $143.0     $ 43.1      $ 99.9       n/a

The increase in income taxes for the six months ended June 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $72.8 ($47.1 after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $137.8 ($89.2 after-tax) in the first quarter of 1994. Excluding these items, income taxes changed in line with the earnings in the business.
___________________________________________________________________________

Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the six months ended June 30, was 9.31 in 1995 and 3.96 in 1994. The ratio in 1995 was favorably affected by a credit of $72.8 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $137.8 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is indicative of the Company's ability to meet its debt funding require-ments.
___________________________________________________________________________

Interstate access rate reduction

On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. By receiving FCC approval of Ameritech's waiver request effective January 1, 1995, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $23.8 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $10.2, which represents an increase of $3.6 over the 1995 reduction otherwise required under the FCC's interim price cap rules.
___________________________________________________________________________

Labor negotiations

The Company's nonmanagement workforce (about 85 percent of total employees) is represented by the Communications Workers of America whose contract was set to expire on August 5, 1995, but has been extended indefinitely. The extension may be canceled by either the Company or the CWA with 24 hour notice. Membership of the union has authorized a work stoppage. Negotiations with the union continue and management believes a satisfactory resolution will be achieved.

Form 10-Q Part II                   Michigan Bell Telephone Company

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

 (a)      Exhibits

          12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1995 and June 30, 1994.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K

          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q Part II                      Michigan Bell Telephone Company

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MICHIGAN BELL TELEPHONE COMPANY

                                                     (Registrant)


Date:  August 7, 1995                       /s/ Richard A. Kuzmar

                                            Richard A. Kuzmar
                                            Vice President and Comptroller

                                            (Principal Financial Officer)

                                                          EXHIBIT 12


                       MICHIGAN BELL TELEPHONE COMPANY
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)
                                                       Six Months Ended
                                                           June 30
                                                       1995        1994
1.   EARNINGS

     a) Income before interest cost
         and income taxes                             $465.3      $191.9

     b) Single Business Tax (2)                         16.7        14.7

     c) Portion of rental expense
        representative of the
        interest factor (1) (2)                          6.6         5.4
                                                      ------      ------
     Total 1(a) through 1(c)                          $488.6      $212.0
                                                      ------      ------
2.   FIXED CHARGES

     a) Total interest cost including
         capital lease obligations                    $ 45.9      $ 48.1

     b) Portion of rental expense
         representative of the
         interest factor (1)                             6.6         5.4
                                                      ------      ------
     Total 2(a) through 2(b)                          $ 52.5      $ 53.5
                                                      ------      ------

3.   RATIO OF EARNINGS TO FIXED CHARGES                 9.31       3.96
________________                                        ====       ====

(1) One-third of rental expense is considered to be the amount repres enting return on capital.

(2) Earnings are income before income taxes and fixed charges. Since the Single Business Tax (the Tax) and rental expense have already been ded ucted, the Tax and the one-third portion of rental expense considered to be fixed charges are added back.

(3) The results for the first six months of 1995 reflect a first quarter 1995 $72.8 pretax credit primarily from settlement gains resulting from lump sum pension payments from the pension plan to former employees as sociated with the nonmanagement work force restructuring. Results for the first six months of 1994 reflect a first quarter 1994 $137.8 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(4)  Interest cost includes capitalized interest expense.

(5) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.