Form 10-Q
period 1995-09-30
MICHIGAN BELL TELEPHONE CO
filed 1995-11-13
CIK 65622

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1995

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
Yes  X  .  No     .
   -----     -----


At October 31, 1995, 120,526,415 common shares were outstanding.

Form 10-Q Part I                           Michigan Bell Telephone Company

                      Part I - Financial Information
                      ------------------------------

The following condensed financial statements have been prepared by Michigan Bell Telephone Company (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in the current year.

     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                          (Millions of Dollars)
                               (Unaudited)

                                      Three Months Ended Nine Months Ended
                                        September 30       September 30
                                        ------------       ------------
                                       1995       1994    1995      1994
                                       ----       ----    ----      ----

Revenues............................ $  748.9  $  719.4 $2,190.6  $2,144.0
                                     --------  -------- --------  --------
Operating Expenses
  Employee-related expenses ........    177.8     179.6    508.4     521.2
  Depreciation and amortization ....    125.6     136.8    364.7     410.0
  Other operating expenses .........    207.8     223.9    621.5     648.1
  Restructuring (credit) charge ....     (2.5)     56.9    (75.3)    194.7
  Taxes other than income taxes ....     33.7      33.0    101.3      91.0
                                     --------  -------- --------  --------
                                        542.4     630.2  1,520.6   1,865.0
                                     --------  -------- --------  --------
Operating income....................    206.5      89.2    670.0     279.0
Interest expense....................     23.5      24.8     68.6      72.2
Other income, net...................     (0.4)     (1.7)    (1.4)     (3.1)
                                     --------  -------- --------  --------
Income before income taxes..........    183.4      66.1    602.8     209.9

Income taxes........................     61.7      14.6    204.7      57.7
                                     --------  -------- --------  --------
Net income..........................    121.7      51.5    398.1     152.2

Reinvested earnings (deficit)
  beginning of period ..............   (522.4)    (64.3)  (560.3)     21.4
    Less, dividends ................     --        34.0    238.5     220.4
                                     --------  -------- --------  --------
Reinvested deficit,
  end of period .................... $ (400.7) $  (46.8)$ (400.7) $  (46.8)
                                     ========  ======== ========  ========


See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Michigan Bell Telephone Company

                         CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                             Sept. 30, 1995  Dec. 31, 1994
                                             --------------  -------------
                                               (Unaudited)   (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments ........  $    --        $   --
 Investment in Ameritech funding pool .......       --            14.2
                                               ---------     ---------
                                                    --            14.2

 Receivables, net
   Customers ................................      593.0         503.5
   Ameritech and affiliates .................        9.4          11.3
   Other ....................................       24.3          20.8
 Material and supplies ......................       13.9          26.7
 Prepaid and other ..........................       40.7          25.9
                                               ---------     ---------
                                                   681.3         602.4
                                               ---------     ---------
Property, plant and equipment................    7,745.6       7,576.9
Less, accumulated depreciation...............    4,603.0       4,348.6
                                               ---------     ---------
                                                 3,142.6       3,228.3
                                               ---------     ---------
Investments, primarily in affiliates.........       66.6          70.9
Other assets and deferred charges............      228.6         132.2
                                               ---------     ---------
Total assets.................................  $ 4,119.1      $4,033.8
                                               =========     =========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Michigan Bell Telephone Company

                          (Dollars in Millions)

                                           Sept. 30, 1995   Dec. 31, 1994
                                           --------------   -------------
                                             (Unaudited)    (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech ...............................   $   100.4        $   193.6
  Other ...................................        38.4              2.9
 Accounts payable
  Ameritech Services, Inc. (ASI) ..........       148.8            108.3
  Ameritech and affiliates ................        50.1             32.8
  Other ...................................       145.7            185.7
 Other current liabilities ................       284.8            296.2
                                              ---------        ---------
                                                  768.2            819.5
                                              ---------        ---------
Long-term debt.............................     1,093.2          1,128.9
                                              ---------        ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes.........       102.9             81.2
 Unamortized investment tax credits........        59.1             69.8
 Postretirement benefits other than pensions      677.2            678.2
 Long-term payable to ASI..................        21.5             22.9
 Other.....................................        57.4             53.3
                                              ---------        ---------
                                                  918.1            905.4
                                              ---------        ---------
Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding) ....     1,721.8          1,721.8
 Proceeds in excess of par value ..........        18.5             18.5
 Reinvested deficit........................      (400.7)          (560.3)
                                              ---------        ---------
                                                1,339.6          1,180.0
                                              ---------        ---------
Total liabilities and shareowner's equity..   $ 4,119.1        $ 4,033.8
                                              =========        =========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Michigan Bell Telephone Company

                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                        1995       1994
                                                        ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................    $  398.1    $  152.2
 Adjustments to net income
 Restructuring (credit) charge, net of tax ......       (48.7)      126.0
 Depreciation and amortization ..................       364.7       410.0
 Deferred income taxes, net .....................         6.2        15.3
 Investment tax credits, net ....................       (10.7)      (10.5)
 Interest during construction ...................        (1.2)       (1.1)
 Provision for uncollectibles ...................        27.2        32.3
 Change in accounts receivable ..................      (118.3)      (80.5)
 Change in material and supplies ................        11.1        (9.1)
 Change in certain other current assets .........        15.4         7.0
 Change in accounts payable .....................        17.8        20.2
 Change in certain other current liabilities ....       (41.7)      (97.9)
 Change in certain other noncurrent
   assets and liabilities........................       (30.9)      (52.6)
 Other ..........................................         7.7         1.6
                                                     --------    --------
Net cash from operating activities...............       596.7       512.9
                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................      (277.1)     (268.4)
(Cost of) proceeds from disposals of
  property, plant and equipment .................        (2.2)        3.1
Other investing activities, net .................         0.5        --
                                                     --------    --------
Net cash from investing activities...............      (278.8)     (265.3)
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net......................       (93.2)      (39.2)
Issuance of other short-term debt................         1.6        --
Issuance of long-term debt.......................        --           0.1
Retirements of long-term debt....................        (2.0)       (2.1)
Dividend payments................................      (238.5)     (220.4)
                                                     --------    --------
Net cash from financing activities...............      (332.1)     (261.6)
                                                     --------    --------
Net decrease in cash and
  temporary cash investments ....................       (14.2)      (14.0)
Cash and temporary cash investments
  at beginning of period ........................        14.2        17.0
                                                     --------    --------
Cash and temporary cash investments
  at end of period ..............................    $     --    $    3.0
                                                     ========    ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                           Michigan Bell Telephone Company

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)

                            SEPTEMBER 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to restructure its existing nonmanagement work force. As of September 30, 1995, 2,626 employees have left the Company as a result of the restructuring. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who left the business during a designated period, which expired in the third quarter of 1995. In addition, certain business units offered financial incentives to selected nonmanagement employees. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $194.7, or $126.0 after-tax, was recorded in the first nine months of 1994. In the first nine months of 1995, a gain of $75.3 or $48.7 after-tax, was recorded resulting primarily from settlement gains from lump-sum pension payments from the Ameritech pension plan to former employees. The cumulative gross program cost through September 30, 1995 totaled $245.1, partially offset by settlement gains of $146.0 for an aggregate pretax net program cost of $99.1 or $64.2 after-tax. At September 30, 1995, the remaining severance accrual was $7.8.


NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report on Form 10-K, during the fourth quarter of 1994 the Company incurred an extraordinary noncash after-tax charge of $599.1 as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation."

The principal component of the above charge related to a determination that telephone plant asset lives prescribed by regulators were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense to decrease. Long-term, depreciation expense will likely increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches.

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

                            SEPTEMBER 30, 1995

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

Form 10-Q Part I                           Michigan Bell Telephone Company

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                          (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1995 as compared with the first nine months of 1994:

Results of Operations
---------------------
Revenues
--------
Total revenues in the first nine months of 1995 were $2,190.6 and were $2,144.0 for the same period in 1994. The following paragraphs explain the components of that change.
---------------------------------------------------------------------------
Local Service
-------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   929.0 $   867.2  $   61.8       7.1

The increase in local service revenues in the first nine months of 1995 was primarily attributable to higher network usage volumes which increased local service revenues by $48.7. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.6 percent to 4,915,151 as of September 30, 1995 as compared with 4,700,018 at September 30, 1994, and greater sales of special calling features, such as Call Forwarding and Caller ID. Also contributing to the increase were rate increases of $13.1.

Form 10-Q Part I                              Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Network access
--------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Interstate
----------
   Nine Months Ended             $   416.3 $   407.4  $    8.9       2.2

Intrastate
----------
   Nine Months Ended             $   145.2 $   155.6  $  (10.4)     (6.7)

The increase in interstate network access revenues for the nine months ended September 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $24.2, and a reduction in National Exchange Carrier Association common line pool support payments of $6.8. Partially offsetting these revenue increases were net rate reductions of $17.3. Minutes of use related to interstate calls increased 8.4 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decrease in intrastate network access revenues for the nine months ended September 30, 1995 was primarily due to rate reductions of $17.0. Also contributing to the decrease is the effect of a prior year nonrecurring adjustment of $6.5 and settlements with other carriers.
Higher network usage resulted in additional revenues of $13.1 which partially offset these decreases. Minutes of use related to intrastate calls increased 11.9 percent in 1995.
---------------------------------------------------------------------------
Long distance service
---------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   537.3 $   533.0  $    4.3       0.8

The increase in long distance service revenues for the nine months ended September 30, 1995 was primarily attributable to rate increases of $8.5, partially offset by a decrease in usage volumes of $7.5.

Form 10-Q Part I                           Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other
-----
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   162.8 $   180.8  $  (18.0)     (10.0)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a renegotiated directory and license fee contract with Ameritech Publishing, Inc. (API). The renegotiated contract accounted for approximately $18.3 of the decrease. Rent revenues also decreased $4.6 due to a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Billing and collection services and other miscellaneous revenues decreased by $4.0. Partially offsetting these decreases were rate increases for inside wire installation and maintenance services of $5.7 and increases in other nonregulated service revenues of $3.2.
---------------------------------------------------------------------------
Operating expenses
------------------
Total operating expenses for the nine months ended September 30, 1995 decreased by $344.4 or 18.5 percent to $1,520.6. The decrease was largely attributable to the 1994 work force restructuring, which resulted in a credit of $75.3 in the first nine months of 1995 related primarily to the net settlement gains previously discussed in Note 1, compared with a charge of $194.7 in the first nine months of 1994.
---------------------------------------------------------------------------
Employee-related expenses
-------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   508.4 $   521.2  $  (12.8)     (2.5)

The decrease in employee-related expenses for the nine months ended September 30, 1995 was attributable primarily to the effect of work force restructuring over the past year of $40.4 as well as reduced bonus accruals of $2.4. Partially offsetting these decreases were the effects of increased overtime payments and medical, and dental and other employee related expenses of $30.0.

During September 1995, a union agreement was ratified by the Communications Workers of America (CWA). The new contract and wage increases were retroactive to August 6, 1995. The contract includes basic wage increases of 10.9 percent (compounded) over three years. In addition, the contract provided for a signing bonus of $500 to each eligible employee upon ratification. The contract addresses wages, benefits, pensions, employment security, training and retraining and other conditions of employment. Most of the Company's nonmanagement work force (about 85 percent of total employees) is represented by the CWA.

There were 12,359 employees at September 30, 1995, compared with 13,497 at September 30, 1994.

Form 10-Q Part I                           Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Depreciation and
  amortization
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   364.7 $   410.0  $  (45.3)    (11.0)

The decrease in depreciation and amortization expense for the nine months ended September 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the change in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71. See Note 2 for further details.
---------------------------------------------------------------------------
Other operating expenses
------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   621.5 $   648.1  $  (26.6)     (4.1)

The decrease in other operating expenses for the nine months ended September 30, 1995 was primarily attributable to a net decrease of $42.5 in expenses for contract and professional services, access charges with independent telephone companies, as a result of renegotiated contracts, switching system software, bad debt expense and other miscellaneous expenses. These decreases were partially offset by higher affiliated service expenses of $14.3 resulting from increased project billings, as well as higher advertising expenses of $1.6 resulting from increased marketing and sales efforts.

Form 10-Q Part I                           Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Restructuring (credit) charge
-----------------------------
                                     September 30
                                     ------------                  Percent
                                    1995      1994      Change      Change
                                    ----      ----      ------      ------

Nine Months Ended                $   (75.3)$   194.7  $ (270.0)     n/a


As discussed in Note 1, Ameritech announced in March 1994 that it intended to restructure its nonmanagement work by the end of 1995. Restructuring of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the Company's cost structure with emerging competition. Pretax charges of $194.7 related to the anticipated work force restructuring were recorded in the first nine months of 1994. Noncash net settlement gains of $75.3 were recorded in the first nine months of 1995 primarily associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $1.4) are anticipated.

Actual employees who left due to work force restructuring by quarter were:
396 in the second quarter of 1994, 570 in the third quarter of 1994, 1,112 in the fourth quarter of 1994, 60 in the first quarter of 1995, 184 in the second quarter of 1995 and 304 in the third quarter of 1995, for a total of 2,626. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $51.8) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements required contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The restructuring reduced annual employee-related costs by approximately $50 thousand per departing employee. The savings are being partially offset by the hiring of new employees to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.

Form 10-Q Part I                           Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Taxes other than income taxes
-----------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   101.3 $    91.0  $   10.3      11.3

The increase in taxes other than income taxes for the nine months ended September 30, 1995 was primarily attributable to a decrease in the prior year period in the provision for property taxes to recognize the impact of state legislation enacted in December 1993 which lowered property tax millage rates in Michigan.

The Company has disputed the manner in which property taxes are assessed in Michigan. As discussed more fully in Note 3 to the financial statements, management believes the ultimate outcome will not adversely affect future cash flows or the Company's financial statements.
---------------------------------------------------------------------------
Other Income and Expenses
-------------------------
Interest expense
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    68.6 $    72.2  $   (3.6)     (5.0)

The decrease in interest expense for the nine months ended September 30, 1995 is primarily due to lower short-term interest on borrowings from the Ameritech short-term funding pool resulting from lower average short-term debt balances, partially offset by higher average short-term interest rates as compared to the prior year period.
---------------------------------------------------------------------------
Other income, net
-----------------


                                     September 30      Change
                                     ------------      (Income)    Percent
                                    1995      1994     Expense      Change
                                    ----      ----     -------      ------

Nine Months Ended                $    (1.4)$    (3.1) $    1.7     (54.8)


Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from Ameritech Services, Inc.
(ASI).

Form 10-Q Part I                           Michigan Bell Telephone Company

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Income taxes
------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   204.7 $    57.7  $  147.0      254.8

The increase in income taxes for the nine months ended September 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $75.3 ($48.7 after-tax) in the first nine months of 1995 as compared to the work force restructuring charge of $194.7 ($126.0 after-tax) in the first nine months of 1994. Excluding these items, income taxes changed in line with the earnings of the business.
---------------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the nine months ended September 30, was 8.85 in 1995 and 3.84 in 1994. The ratio in 1995 was favorably affected by a credit of $75.3 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $194.7 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is more indicative of the Company's ability to meet its debt funding requirements.
---------------------------------------------------------------------------
Interstate access rate reduction
--------------------------------
On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. As a result, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $23.8 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $10.2, which represents an increase of $3.6 over the 1995 reduction otherwise required under the FCC's interim price cap rules.

Form 10-Q Part II                          Michigan Bell Telephone Company

                       PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 1995 and September 30, 1994.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          --------------------
          No Form 8-K was filed by the registrant during the quarter which this report is filed.

Form 10-Q Part II                          Michigan Bell Telephone Company

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MICHIGAN BELL TELEPHONE COMPANY
                                          -------------------------------
                                                     (Registrant)


Date:  November 13, 1995                     /s/ Cheryl K. Wooley
                                            --------------------

                                            Cheryl K. Wooley
                                            Vice President
                                            State Finance Organizations

                                            (Principal Financial Officer)

                                                                EXHIBIT 12

                     MICHIGAN BELL TELEPHONE COMPANY
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                          (Dollars in Millions)

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                        1995       1994
                                                        ----       ----
1.   EARNINGS
     --------
     a) Income before interest cost
         and income taxes.......................      $  672.6   $  283.2

     b) Single Business Tax (2).................          22.9       22.1

     c) Portion of rental expense
         representative of the
         interest factor (1) (2)................           9.9        8.3
                                                      --------   --------
     Total 1(a) through 1(c) ...................      $  705.4   $  313.6
                                                      --------   --------
2.   FIXED CHARGES

     a) Total interest cost including
         capital lease obligations..............      $   69.8   $   73.3

     b) Portion of rental expense
         representative of the
         interest factor (1)....................           9.9        8.3
                                                      --------   --------
     Total 2(a) through 2(b) ...................      $   77.6   $   81.6
                                                      --------   --------
3.   RATIO OF EARNINGS TO FIXED CHARGES ........         8.85        3.84
                                                         ====        ====
---------------

(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) Earnings are income before income taxes and fixed charges. Since the Single Business Tax (the Tax) and rental expense have already been deducted, the Tax and the one-third portion of rental expense considered to be fixed charges are added back.

(3) The results for the first nine months of 1995 reflect a $75.3 pretax credit primarily from settlement gains resulting from lump sum pension payments from the pension plan to former employees who left the business in the nonmanagement work force restructuring. Results for the first nine months of 1994 reflect a $194.7 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(4)  Interest cost includes capitalized interest expense.

(5) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates since the effect on an annual basis has been insignificant.