Form 10-K/A
period 1995-12-31
MICHIGAN BELL TELEPHONE CO
filed 1996-03-19
CIK 65622

                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                              FORM 10-K/A

                          AMENDMENT TO REPORT

      Filed pursuant to Section 12, 13 or 15(d) of the Securities
                         Exchange Act of 1934

                    MICHIGAN BELL TELEPHONE COMPANY

                            Amendment No. 1

     The undersigned registrant hereby files the following amendment to the section on Regulatory Environment - State on pages 5 and 6 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

Regulatory Environment _ State

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

   PA 216 continued and expanded the regulatory reforms initially enacted in the MTA by authorizing the Company to restructure its local exchange, toll and access rates to address historical support mechanisms built into its rates ending rate regulation of intraLATA toll and payphone services, and streamlining the procedures to obtain increases in local exchange rates. By January 1, 2000, all local service providers must restructure their rates so that their toll, access and local services will be priced at or above total service long run incremental cost. Following the restructuring, prices for customer lines and local calling can be increased up to the CPI minus 1%, each year, without MPSC approval.

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

Dated: March 19, 1996