Form 10-Q
period 1996-03-31
MICHIGAN BELL TELEPHONE CO
filed 1996-05-13
CIK 65622

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             Form 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended March 31, 1996

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

               Telephone Number - (800) 257-0902


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
Yes   X    No
     ----     ----


At April 30, 1996, 120,526,415 common shares were outstanding.

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

            CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (Dollars in Millions)
                            (Unaudited)

                                              Three Months Ended
                                                   March 31
                                                -------------
                                              1996         1995
                                              ----         ----

Revenues.................................   $   788.8    $   705.3
                                            ---------    ---------
Operating Expenses
  Employee-related expenses..............       165.3        163.1
  Depreciation and amortization..........       126.5        119.5
  Other operating expenses...............       225.3        213.2
  Restructuring credit...................        --          (72.8)
  Taxes other than income taxes..........        35.2         33.5
                                            ---------    ---------
                                                552.3        456.5
                                            ---------    ---------
Operating income.........................       236.5        248.8
Interest expense.........................        21.1         22.8
Other income, net........................         2.9         --
                                            ---------    ---------
Income before income taxes...............       218.3        226.0
Income taxes.............................        75.0         77.6
                                            ---------    ---------
Net income...............................       143.3        148.4

Accumulated deficit,
  beginning of period....................      (418.2)      (560.3)
    Less, dividends declared.............       107.8        127.1
                                            ---------    ---------
Accumulated deficit,
  end of period..........................   $  (382.7)   $  (539.0)
                                            =========    =========

See Notes to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Investment in Ameritech funding pool........       20.8          17.0
                                               ---------     ---------
                                                    20.9          17.1
 Receivables, net
   Customers.................................      646.8         634.2
   Ameritech and affiliates..................        1.9           9.2
   Other.....................................       19.1          20.7
 Material and supplies.......................        6.5           7.4
 Prepaid and other...........................       20.0          22.1
                                               ---------     ---------
                                                   715.2         710.7
                                               ---------     ---------
Property, plant and equipment................    7,837.2       7,775.9
Less, accumulated depreciation...............    4,750.1       4,657.7
                                               ---------     ---------
                                                 3,087.1       3,118.2
                                               ---------     ---------
Investments, primarily in affiliates.........       63.1          68.7
Other assets and deferred charges............      238.4         238.0
                                               ---------     ---------
Total assets.................................  $ 4,103.8     $ 4,135.6
                                               =========     =========


See Notes to Condensed Financial Statements.

                          (Dollars in Millions)

                                           Mar. 31, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year............     $    36.9     $    38.0
 Accounts payable
  Ameritech Services, Inc. (ASI)..........         137.9         116.8
  Ameritech and affiliates................          47.7          31.0
  Other...................................         138.3         197.1
 Other current liabilities................         384.8         415.5
                                               ---------     ---------
                                                   745.6         798.4
                                               ---------     ---------
Long-term debt............................       1,093.1       1,093.1
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes........         102.5         105.7
 Unamortized investment tax credits.......          53.3          55.9
 Postretirement benefits
   other than pensions....................         670.1         676.2
 Long-term payable to ASI.................          20.0          21.5
 Other....................................          61.6          62.7
                                               ---------     ---------
                                                   907.5         922.0
                                               ---------     ---------
Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding)....       1,721.8       1,721.8
 Proceeds in excess of par value..........          18.5          18.5
 Accumulated deficit......................        (382.7)       (418.2)
                                               ---------     ---------
                                                 1,357.6       1,322.1
                                               ---------     ---------
Total liabilities and shareowner's equity..    $ 4,103.8     $ 4,135.6
                                               =========     =========


See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                   Three Months Ended
                                                        March 31
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  143.3     $  148.4
 Adjustments to net income
  Restructuring credit, net of tax............       --          (47.1)
  Depreciation and amortization...............      126.5        119.5
  Deferred income taxes, net..................       (2.9)         0.5
  Investment tax credits, net.................       (2.6)        (3.5)
  Capitalized interest........................       (0.5)        (0.4)
  Provision for uncollectibles................       14.1          9.4
  Change in accounts receivable...............      (17.8)        10.6
  Change in material and supplies.............       (1.1)         1.5
  Change in certain other current assets......        1.9          9.8
  Change in accounts payable..................      (21.0)       (18.7)
  Change in certain other current liabilities.       99.8         71.2
  Change in certain other noncurrent
    assets and liabilities....................       (9.9)       (17.9)
  Other.......................................        8.1          9.4
                                                 --------     --------
Net cash from operating activities............      337.9        292.7
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...........................     (94.2)       (89.3)
Cost of disposals of
 property, plant and equipment.................      (0.2)        (0.2)
                                                 --------     --------
Net cash from investing activities.............     (94.4)       (89.5)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net....................      (0.7)      (193.6)
Retirements of long-term debt..................      (0.4)        (0.6)
Dividend payments..............................    (238.6)        --
                                                 --------     --------
Net cash from financing activities.............    (239.7)      (194.2)
                                                 --------     --------
Net increase in cash and
 temporary cash investments....................       3.8          9.0
Cash and temporary cash investments,
 beginning of period...........................      17.1         14.2
                                                 --------     --------
Cash and temporary cash investments,
 end of period.................................  $   20.9     $   23.2
                                                 ========     ========


See Notes to Condensed Financial Statements.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)

                            MARCH 31, 1996

NOTE 1:   Work Force Restructuring

As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 2,626 at the Company. As a result of the restructuring, the Company recorded a gain of $72.8 million or $47.1 million after-tax in the first three months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first three months of 1996.

The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions.

NOTE 2:   Reclassification

Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of March 31, 1996.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                          (Dollars in Millions)

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1996 as compared with the first three months of 1995.

Results of Operations
- ---------------------
Revenues
- --------
Total revenues in the first three months of 1996 were $788.8 million and were $705.3 million for the same period in 1995. The following paragraphs explain the components of that change.

- ----------------------------------------------------------------------
Local service
- -------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  337.1   $  298.2    $  38.9     13.0

The increase in local service revenues in the first three months of 1996 was primarily attributable to higher network usage volumes, which increased local service revenues by $35.4 million. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.8 percent to 5,029,000 as of March 31, 1996 as compared to 4,800,000 at March 31, 1995, and greater sales of call management services, such as Call Forwarding and Caller ID. Local service revenues also increased by $3.4 million due to net rate increases.

- ----------------------------------------------------------------------
Network access
- --------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
- ----------
Three Months Ended           $  144.3   $  137.4    $   6.9      5.0

Intrastate
- ----------
Three Months Ended           $   44.5   $   46.1    $  (1.6)    (3.5)

The increase in interstate network access revenues for the three months ended March 31, 1996 was primarily due to higher network usage of $15.1 million. Partially offsetting this increase were net rate reductions of $3.4 million, as well as a reduction of $4.0 million due to the elimination of the carrier common line surcharge in December 1995. Minutes of use related to interstate calls increased 9.5 percent in 1996 compared to the prior year period.

The decrease in intrastate network access revenues for the three months ended March 31, 1996 was primarily due to rate decreases of $8.7 million, as well as a revenue decrease of $6.5 million due to a reclassification of certain revenues to the long distance category discussed below. These decreases were partially offset by higher network usage of $13.6 million. Minutes of use related to intrastate calls increased 9.2 percent in 1996 compared to the prior year period.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Long distance service
- ---------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  189.8   $  171.0    $  18.8     11.0

The increase in long distance service revenues for the three months ended March 31, 1996 was due primarily to volume increases, resulting in increases to revenue of $11.1 million, as well as rate increases of $1.2 million and an increase in long distance service revenues of $6.5 million due to a reclassification of certain revenues from the intrastate network access category.

- ----------------------------------------------------------------------
Other
- -----
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   73.1   $   52.6    $  20.5     39.0

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the three months ended March 31, 1995 was due primarily to growth in voice messaging, sales of equipment and other nonregulated services of $18.2 million, as well as an increase in directory advertising revenue of $2.0 million.

- ----------------------------------------------------------------------
Operating expenses
- ------------------

Total operating expenses for the three months ended March 31, 1996 increased $95.8 million, or 21.0 percent to $552.3 million. The increase was primarily attributable to work force restructuring, which resulted in a credit of $72.8 million in the first quarter of 1995 related to settlement gains previously discussed.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Employee-related expenses
- -------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  165.3   $  163.1    $   2.2      1.3

The increase in employee-related expenses for the three months ended March 31, 1996 was due primarily to increased incentive accruals and payroll taxes of $4.1 million, as well as a decrease of $4.9 million in the pension credit amount recorded in the first quarter of 1996 compared to the prior year period. These increases were partially offset by a decrease of $3.0 million due to wage rate decreases, work force reductions and decreased overtime, as well as decreases in benefits and other employee-related expenses of $3.7 million.

There were 12,441 employees at March 31, 1996, compared with 12,544 at March 31, 1995.

- ----------------------------------------------------------------------
Depreciation and
  amortization
- ------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  126.5   $  119.5    $   7.0      5.9

The increase in depreciation and amortization expense for the three months ended March 31, 1996 was due to higher average plant balances, which resulted in an increase of $3.5 million in depreciation expense, as well as a $3.4 million increase resulting from the use of higher depreciation rates in the first quarter of 1996.

- ----------------------------------------------------------------------
Other operating expenses
- ------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  225.3   $  213.2    $  12.1      5.7

The increase in other operating expenses for the three months ended March 31, 1996 was due to increases in advertising, uncollectible and other expenses of $15.1 million, related to increased sales efforts for equipment and call management services, as well as cost of sales increases of $13.5 million primarily related to equipment sales. These increases were partially offset by a decrease in contract and professional and affiliated services of $13.2 million, as well as a decrease of $3.4 million in access charge expenses, which resulted from elimination of the carrier common line surcharge, as discussed above.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Restructuring credit
- --------------------
                                    March 31                  Percent
                                   ----------
(dollars in millions)            1996      1995      Change    Change
 -------------------             ----      ----      --------  ------

Three Months Ended           $   --     $  (72.8)   $  72.8   (100.0)

As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 2,626 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of March 31, 1995, 2,138 employees had left the Company, with 60 leaving in the first quarter of 1995. A pretax, noncash settlement gain of $72.8 million was recorded in the first quarter of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first quarter of 1996.

- ----------------------------------------------------------------------
Taxes other than income taxes
- -----------------------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   35.2   $   33.5    $   1.7      5.1

The increase in taxes other than income taxes for the three months ended March 31, 1996 was due primarily to increases in property and other operating taxes.

- ----------------------------------------------------------------------
Other Income and Expenses
- -------------------------
Interest expense
- -----------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   21.1   $   22.8    $  (1.7)    (7.5)

The decrease in interest expense for the three months ended March 31, 1996 was due primarily to lower interest on borrowings from the Ameritech short-term funding pool, reflecting lower average short-term balances, as well as an increase in the amount of interest capitalized in the first quarter compared to the prior year period.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other income, net
- -----------------
                                                     Change
                                    March 31         Income   Percent
                                   ----------
(dollars in millions)            1996      1995     (Expense)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    2.9   $   --      $   2.9    n/a

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The increase in other income, net for the three months ended March 31, 1996 is due primarily to increases in interest income and increased equity earnings from ASI, as well as a decrease in certain miscellaneous nonoperating expenses.

- ----------------------------------------------------------------------
Income taxes
- ------------
                                    March 31        Increase  Percent
                                   ----------
(dollars in millions)            1996      1995    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   75.0   $   77.6    $  (2.6)    (3.4)

The decrease in income taxes in the three months ended March 31, 1996 as compared to the prior year period was primarily attributable to the decrease in pretax earnings, related to the revenue and expense items previously discussed.

- ----------------------------------------------------------------------
Ratio of earnings to fixed charges
- ----------------------------------
The ratio of earnings to fixed charges for the three months ended
March 31, was 10.34 in 1996 and 10.30 in 1995. The ratio in 1995 was favorably affected by a credit of $72.8 million for work force restructuring (see prior discussion of this item). The work force restructuring program has largely been funded by the Ameritech Pension Plan.

The computations of the ratio of earnings to fixed charges for the five years ended December 31, 1995 have been restated. The ratio, as adjusted, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 was 8.59, 4.69, 5.22, 4.74 and 4.10, respectively. The impact of the restatement was not significant and was made to be consistent with unregulated enterprises.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other Matters
- --------------

Telecommunications Act of 1996
- ------------------------------
The Telecommunications Act of 1996 was signed into law by the President on February 8, 1996. This legislation defines the conditions under which Ameritech will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives the Company an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use Ameritech's network facilities.

On April 19, 1996 the Federal Communications Commission (FCC) issued a notice of proposed rulemaking seeking comment on proposed rules opening local telephone markets to competition. The FCC has until August 8, 1996 to issue the new rules.

Dial 1+
- -------

On May 1, 1996, AT&T Corp. and MCI Communications Corp. filed a joint motion with the Michigan Public Service Commission seeking unconditional implementation of intraLATA Dial 1+, or the ability to place an intraLATA long distance call with an alternate long distance carrier by dialing 1 before the regular phone number, throughout
Michigan on and after May 2, 1996 and related relief, including access charge discounts for late implementation. On May 9, Ameritech filed a brief opposing the relief sought in the motion. The outcome of this filing cannot be determined at this time.

                       PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1996 and March 31, 1995, and for the five years ended December 31, 1995.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          No Form 8-K was filed by the registrant during the quarter which this report is filed.

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



                                          MICHIGAN BELL TELEPHONE COMPANY
                                          -------------------------------
                                                   (Registrant)


Date:  May 10, 1996                       /s/ Laurie L. Streling
                                          ----------------------
                                          Laurie L. Streling
                                          Comptroller
                                          State Finance Organization

                                          (Principal Accounting Officer)