Form 10-Q
period 1996-06-30
MICHIGAN BELL TELEPHONE CO
filed 1996-08-07
CIK 65622

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1996

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


  At July 31, 1996, 120,526,415 common shares were outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended     Six Months Ended
                                         June 30               June 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   800.6  $   736.4  $ 1,589.4  $ 1,441.7
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     163.3      167.5      328.6      330.6
  Depreciation and amortization.     131.5      119.6      258.0      239.1
  Other operating expenses......     226.7      200.5      452.0      413.7
  Restructuring credit .........      --         --         --        (72.8)
  Taxes other than income taxes.      35.1       34.1       70.3       67.6
                                 ---------  ---------  ---------  ---------
                                     556.6      521.7    1,108.9      978.2
                                 ---------  ---------  ---------  ---------
Operating income................     244.0      214.7      480.5      463.5
Interest expense................      21.1       22.3       42.2       45.1
Other income, net          .....       2.3        1.0        5.2        1.0
                                 ---------  ---------  ---------  ---------
Income before income taxes......     225.2      193.4      443.5      419.4
Income taxes....................      78.9       65.4      153.9      143.0
                                 ---------  ---------  ---------  ---------
Net income......................     146.3      128.0      289.6      276.4

Accumulated deficit,
  beginning of period...........    (382.7)    (539.0)    (418.2)    (560.3)
    Less, dividends.............     136.0      111.4      243.8      238.5
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (372.4) $  (522.4) $  (372.4) $  (522.4)
                                 =========  =========  =========  =========

See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Investment in Ameritech funding pool               --            17.0
                                               ---------     ---------
                                                     0.1          17.1
 Receivables, net
   Customers.................................      694.5         634.2
   Ameritech and affiliates..................        0.3           9.2
   Other.....................................       16.7          20.7
 Material and supplies.......................        8.1           7.4
 Prepaid and other...........................       16.2          22.1
                                               ---------     ---------
                                                   735.9         710.7
                                               ---------     ---------
Property, plant and equipment................    7,901.7       7,775.9
Less, accumulated depreciation...............    4,837.0       4,657.7
                                               ---------     ---------
                                                 3,064.7       3,118.2
                                               ---------     ---------
Investments, primarily in affiliates.........       66.0          68.7
Other assets and deferred charges............      239.4         238.0
                                               ---------     ---------
Total assets.................................  $ 4,106.0     $ 4,135.6
                                               =========     =========


See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
   Ameritech................................   $    42.6     $    --
   Other.....................................       37.0          38.0
 Accounts payable
  Ameritech Services, Inc. (ASI)............       135.3         116.8
  Ameritech and affiliates..................        30.8          31.0
  Other.....................................       155.9         197.1
 Other current liabilities..................       340.0         415.5
                                               ---------     ---------
                                                   741.6         798.4
                                               ---------     ---------
Long-term debt..............................     1,094.0       1,093.1
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       100.1         105.7
 Unamortized investment tax credits.........        51.0          55.9
 Postretirement benefits
   other than pensions......................       669.0         676.2
 Long-term payable to ASI...................        20.0          21.5
 Other .....................................        62.4          62.7
                                               ---------     ---------
                                                   902.5         922.0
                                               ---------     ---------
Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding)......     1,721.8       1,721.8
 Proceeds in excess of par value............        18.5          18.5
 Accumulated deficit........................      (372.4)       (418.2)
                                               ---------     ---------
                                                 1,367.9       1,322.1
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 4,106.0     $ 4,135.6
                                               =========     =========


See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  289.6     $  276.4
 Adjustments to net income
  Restructuring credit, net of tax............       --          (47.1)
  Depreciation and amortization...............      258.0        239.1
  Deferred income taxes, net..................       (4.9)         0.8
  Investment tax credits, net.................       (4.9)        (7.1)
  Capitalized interest........................       (1.0)        (0.8)
  Provision for uncollectibles................       32.8         16.4
  Change in accounts receivable...............      (80.2)       (45.9)
  Change in material and supplies.............       (4.0)        (0.7)
  Change in certain other current assets......        5.9        (12.7)
  Change in accounts payable..................      (22.9)       (47.6)
  Change in certain other current
   liabilities    ..........................         54.5         86.7
  Change in certain other noncurrent
   assets and liabilities.....................      (11.2)       (26.2)
  Other.......................................       --            5.9
                                                 --------     --------
Net cash from operating activities............      511.7        437.2
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (194.3)      (170.6)
Cost of disposals of
 property, plant and equipment................       (1.0)        (0.6)
Other investing activity......................        0.1          0.4
                                                 --------     --------
Net cash from investing activities............     (195.2)      (170.8)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................       41.8       (152.3)
Retirements of long-term debt.................       (0.7)        (1.3)
Dividend payments.............................     (374.6)      (127.0)
                                                 --------     --------
Net cash from financing activities............     (333.5)      (280.6)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................      (17.0)       (14.2)
Cash and temporary cash investments,
 beginning of period..........................       17.1         14.2
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.1     $   --
                                                 ========     ========


See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                                JUNE 30, 1996

NOTE 1:   Work Force Restructuring

As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 2,626 at the Company. As a result of the restructuring, the Company recorded a gain of $72.8 million or $47.1 million after-tax in the first six months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The total accrual amount remaining related to work force restructuring charges was not significant as of June 30, 1996. See further discussion in Management's Discussion and Analysis below.

NOTE 2:   Reclassifications

Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of June 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS



  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1996 as compared with the first six months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first six months of 1996 were $1,589.4 million and were $1,441.7 million for the same period in 1995. The following paragraphs explain the components of that change.

  ----------------------------------------------------------------------
  Local service
  -------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $  687.7   $  608.6    $  79.1     13.0

  The increase in local service revenues in the first six months of 1996 was primarily attributable to higher network usage volumes, which increased local service revenues by $72.7 million. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.3 percent to 5,062,000 as of June 30, 1996 as compared to 4,851,000 at June 30, 1995, and greater sales of call management services, such as Call Forwarding and Caller ID. Local service revenues also increased by $6.4 million due to net rate increases.

  ----------------------------------------------------------------------
  Network access
  --------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Six months Ended          $  288.9   $  278.6    $  10.3      3.7

  Intrastate
  ----------
  Six months Ended          $   90.9   $   97.3    $  (6.4)    (6.6)

  The increase in interstate network access revenues for the six months ended June 30, 1996 was primarily due to higher network usage of $27.3 million. Partially offsetting this increase were net rate reductions of $14.4 million and higher National Exchange Carrier Association common line support payments. Minutes of use related to interstate calls increased 8.5 percent in 1996 compared to the prior year period.

  The decrease in intrastate network access revenues for the six months ended June 30, 1996 was primarily due to rate decreases of $16.7 million, as well as a revenue decrease of $13.1 million due to a reclassification of certain revenues to the long distance category. These decreases were partially offset by higher network usage of $23.4 million. Minutes of use related to intrastate calls increased 9.0 percent in 1996 compared to the prior year period.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Long distance service
  ---------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $  382.5   $  350.9    $  31.6      9.0

  The increase in long distance service revenues for the six months ended June 30, 1996 was due primarily to volume increases, resulting in an increase of $16.6 million, as well as rate increases of $1.4 million and an increase of $13.1 million due to a reclassification of certain revenues from the intrastate network access category.

  ----------------------------------------------------------------------
  Other
  -----
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $  139.4   $  106.3    $  33.1     31.1

  Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the six months ended June 30, 1996 was due primarily to growth in voice messaging and sales of equipment and other nonregulated services of $29.2 million, as well as an increase in directory advertising revenue of $3.9 million.

  ----------------------------------------------------------------------
  Operating expenses
  ------------------

  Total operating expenses for the six months ended June 30, 1996 increased $130.7 million, or 13.4 percent to $1,108.9 million. The increase was partially attributable to work force restructuring, which resulted in a credit of $72.8 million in the first six months of 1995 related to noncash settlement gains from the pension plan, as well as increases in depreciation expense and other operating expenses, such as advertising and cost of sales, as discussed below.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Employee-related expenses
  -------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $  328.6   $  330.6    $  (2.0)    (0.6)

  The decrease in employee-related expenses for the six months ended June 30, 1996 was due primarily to decreases in benefits and other employee-related expenses, largely resulting from renegotiated health-care contracts, as well as wage rate decreases. These decreases were partially offset by increased incentive accruals, overtime and payroll taxes.

  There were 12,691 employees at June 30, 1996, compared with 12,434 at June 30, 1995.

  ----------------------------------------------------------------------
  Depreciation and
       amortization
  ------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $  258.0   $  239.1    $  18.9      7.9

  The increase in depreciation and amortization expense for the six months ended June 30, 1996 was due to higher average plant balances, which resulted in an increase of $11.4 million in depreciation expense, as well as a $7.5 million increase resulting from the use of higher depreciation rates in the first six months of 1996 related to newer technologies.

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $  452.0   $  413.7    $  38.3      9.3

  The increase in other operating expenses for the six months ended June 30, 1996 was due to increases of $54.6 million in uncollectible and other expenses related to increased sales efforts for equipment and call management services and cost of sales increases primarily related to equipment sales. These increases were partially offset by a decrease in contract and professional and affiliated services of $13.2 million, as well as a decrease of $3.0 million in access charge expenses.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Restructuring credit
  --------------------
                                   June 30                   Percent
                                  ----------
  (dollars in millions)         1996      1995      Change    Change
   -------------------          ----      ----      --------  ------

  Six months Ended          $   --     $  (72.8)   $  72.8    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 2,626 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of June 30, 1995, 2,322 employees had left the Company, with 244 leaving in the first six months of 1995. A pretax, noncash settlement gain of $72.8 million was recorded in the first six months of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

  ----------------------------------------------------------------------
  Taxes other than income taxes
  -----------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $   70.3   $   67.6    $   2.7      4.0

  The increase in taxes other than income taxes for the six months ended June 30, 1996 was due primarily to increases in property taxes and other operating taxes.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $   42.2   $   45.1    $  (2.9)    (6.4)

  The decrease in interest expense for the six months ended June 30, 1996 was due primarily to lower interest on borrowings from the Ameritech short-term funding pool, reflecting lower average short-term balances.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other income, net
  -----------------
                                                    Change
                                   June 30          Income   Percent
                                  ----------
  (dollars in millions)         1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $    5.2   $    1.0    $   4.2    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net for the six months ended June 30, 1996 is due primarily to increases in interest income and increased equity earnings from ASI.

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six months Ended          $  153.9   $  143.0    $  10.9      7.6

  The increase in income taxes in the six months ended June 30, 1996 as compared with the prior year period was primarily attributable to the increase in pretax earnings, related to the revenue and expense items previously discussed.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------
  The ratio of earnings to fixed charges for the six months ended June 30, was 10.36 in 1996 and 9.42 in 1995. The ratio in 1995 was favorably affected by a credit of $72.8 million for work force restructuring (see prior discussion of this item). The work force restructuring program has largely been funded by the Ameritech Pension Plan.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
  The Telecommunications Act of 1996 was signed into law on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services through an affiliate, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives Ameritech an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use the Company's network facilities.

  On August 1, 1996 the Federal Communications Commission adopted rules by which competitors will connect to local network facilities. The rules address, among other things, unbundling of network elements, pricing for interconnection and unbundled elements, and resale of network services. The Company has not yet determined the impact of the new rules.
  --------------------------------------------------------------------
  Dial 1+
  -------

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

  On June 26, 1996, the Commission ordered the Company to either implement (1) intraLATA dialing parity in an additional 72% of its exchanges by July 26, 1996, and another 17% of its exchanges by December 7, 1996, or (2) implement a 55% discount on intraLATA access charges for interexchange carriers whose customers must use an access code to place an intraLATA toll call in exchanges where there was no implementation of dialing parity. On July 9, 1996, the Company filed Motions for Rehearing, Reopening, and Stay of Order, which are still pending before the Commission. On July 26, 1996, Ameritech implemented the 55% discount in access charges pending further legal developments. The discount represents approximately $14.3 million of annual revenue.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1996 and June 30, 1995.

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



                                        MICHIGAN BELL TELEPHONE COMPANY
                                        -------------------------------
                                                 (Registrant)


Date:  August 7, 1996                    /s/ Laurie L. Streling
                                        ------------------------
                                        Laurie L. Streling
                                        Comptroller
                                        State Finance Organization

                                        (Principal Accounting Officer)