Form 10-Q
period 1996-09-30
MICHIGAN BELL TELEPHONE CO
filed 1996-11-08
CIK 65622

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 1996

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


  At October 31, 1996, 120,526,415 common shares were outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   815.6  $   748.9  $ 2,405.0  $ 2,190.6
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     162.7      177.8      491.3      508.4
  Depreciation and amortization.     131.1      125.6      389.1      364.7
  Other operating expenses......     236.6      207.8      688.6      621.5
  Restructuring credit .........      --         (2.5)      --        (75.3)
  Taxes other than income taxes.      35.6       33.7      105.9      101.3
                                 ---------  ---------  ---------  ---------
                                     566.0      542.4    1,674.9    1,520.6
                                 ---------  ---------  ---------  ---------
Operating income................     249.6      206.5      730.1      670.0
Interest expense................      21.1       23.5       63.3       68.6
Other income, net...............       2.3        0.4        7.5        1.4
                                 ---------  ---------  ---------  ---------
Income before income taxes......     230.8      183.4      674.3      602.8
Income taxes....................      81.0       61.7      234.9      204.7
                                 ---------  ---------  ---------  ---------
Net income......................     149.8      121.7      439.4      398.1

Accumulated deficit,
  beginning of period...........    (372.4)    (522.4)    (418.2)    (560.3)
    Less, dividends declared....     132.2       --        376.0      238.5
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (354.8) $  (400.7) $  (354.8) $  (400.7)
                                 =========  =========  =========  =========


See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
------
Current assets
 Cash and temporary cash investments.........  $     0.2     $     0.1
 Investment in Ameritech funding pool........       --            17.0
                                               ---------     ---------
                                                     0.2          17.1
 Receivables, net
   Customers.................................      704.9         634.2
   Ameritech and affiliates..................        3.5           9.2
   Other.....................................       17.7          20.7
 Material and supplies.......................        5.6           7.4
 Prepaid and other...........................       15.2          22.1
                                               ---------     ---------
                                                   747.1         710.7
                                               ---------     ---------
Property, plant and equipment................    7,985.6       7,775.9
Less, accumulated depreciation...............    4,933.5       4,657.7
                                               ---------     ---------
                                                 3,052.1       3,118.2
                                               ---------     ---------
Investments, primarily in affiliates.........       68.7          68.7
Other assets and deferred charges............      250.5         238.0
                                               ---------     ---------
Total assets.................................  $ 4,118.4     $ 4,135.6
                                               =========     =========



See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
   Ameritech................................   $   204.5     $    --
   Other.....................................        2.1          38.0
 Accounts payable
  Ameritech Services, Inc. (ASI)............        92.5         116.8
  Ameritech and affiliates..................        35.9          31.0
  Other.....................................       139.0         197.1
 Other current liabilities..................       268.1         415.5
                                               ---------     ---------
                                                   742.1         798.4
                                               ---------     ---------
Long-term debt..............................     1,094.3       1,093.1
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........        99.4         105.7
 Unamortized investment tax credits.........        48.6          55.9
 Postretirement benefits
   other than pensions......................       668.9         676.2
 Long-term payable to ASI...................        20.1          21.5
 Other .....................................        59.5          62.7
                                               ---------     ---------
                                                   896.5         922.0
                                               ---------     ---------
Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding)......     1,721.8       1,721.8
 Proceeds in excess of par value............        18.5          18.5
 Accumulated deficit........................      (354.8)       (418.2)
                                               ---------     ---------
                                                 1,385.5       1,322.1
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 4,118.4     $ 4,135.6
                                               =========     =========


See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  439.4     $  398.1
 Adjustments to net income
  Restructuring credit, net of tax............       --          (48.7)
  Depreciation and amortization...............      389.1        364.7
  Deferred income taxes, net..................       (5.1)         6.2
  Investment tax credits, net.................       (7.3)       (10.7)
  Capitalized interest........................       (1.5)        (1.2)
  Provision for uncollectibles................       54.1         27.2
  Change in accounts receivable...............     (116.1)      (118.3)
  Change in material and supplies.............       (2.9)        11.1
  Change in certain other current assets......        6.9         15.4
  Change in accounts payable..................      (77.5)        17.8
  Change in certain other current
   liabilities................................      (17.7)       (41.7)
  Change in certain other noncurrent
   assets and liabilities.....................      (25.3)       (30.9)
  Other.......................................        1.3          7.7
                                                 --------     --------
Net cash from operating activities............      637.4        596.7
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (313.3)      (277.1)
Cost of disposals of
 property, plant and equipment................       (1.9)        (2.2)
Other investing activity......................        0.2          0.5
                                                 --------     --------
Net cash from investing activities............     (315.0)      (278.8)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      204.5        (93.2)
Issuance of other short-term debt.............       --            1.6
Retirements of long-term debt.................      (36.9)        (2.0)
Dividend payments.............................     (506.9)      (238.5)
                                                 --------     --------
Net cash from financing activities............     (339.3)      (332.1)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................      (16.9)       (14.2)
Cash and temporary cash investments,
 beginning of period..........................       17.1         14.2
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.2     $   --
                                                 ========     ========




See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                             SEPTEMBER 30, 1996

NOTE 1:   Work Force Restructuring

As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 2,626 at the Company. As a result of the restructuring, the Company recorded a gain of $75.3 million or $48.7 million after-tax in the first nine months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first nine months of 1996.

The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The remaining accrual related to work force restructuring charges was not significant as of September 30, 1996. See further discussion in Management's Discussion and Analysis below.

NOTE 2:   Reclassifications

Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS



  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1996 as compared with the first nine months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first nine months of 1996 were $2,405.0 million and were $2,190.6 million for the same period in 1995. The increase was primarily due to growth in access lines and minutes of use, resulting in higher network usage volumes, as well as increases in directory advertising revenue, equipment sales and other nonregulated revenues. These increases were partially offset by net rate decreases.

  ----------------------------------------------------------------------
  Local service
  -------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $1,042.2   $  929.0    $ 113.2     12.2

  Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues in the first nine months of 1996 was primarily attributable to higher network usage volumes, resulting principally from growth in the number of access lines, which increased 3.7 percent to 5,097,000 as of September 30, 1996 as compared to 4,915,000 at September 30, 1995. Greater sales of call management services, such as Call Forwarding, Call Waiting and Caller ID, also contributed to the increase, as did net rate increases.

  ----------------------------------------------------------------------
  Network access
  --------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Nine Months Ended         $  438.1   $  416.3    $  21.8      5.2

  Intrastate
  ----------
  Nine Months Ended         $  139.1   $  145.2    $  (6.1)    (4.2)

  Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Network access (cont'd.)
  --------------
  The increase in interstate network access revenues for the nine months ended September 30, 1996 was primarily due to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Minutes of use related to interstate calls for the nine months ended September 30, 1996 increased by 6.6 percent over the comparable prior year period. These increases were partially offset by net rate decreases.

  The decrease in intrastate network access revenues for the nine months ended September 30, 1996 was primarily due to rate decreases, as well as a revenue decrease due to a reclassification of certain revenues to the long distance category, partially offset by volume increases. Minutes of use related to intrastate calls increased by 9.8 percent over the comparable prior year period.

  ----------------------------------------------------------------------
  Long distance service
  ---------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  573.5   $  537.3    $  36.2      6.7

  Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same local access and transport area (LATA). The increase in long distance service revenues for the nine months ended September 30, 1996 was due primarily to volume and rate increases, as well as an increase due to the reclassification of certain revenues from the intrastate network access category.

  ----------------------------------------------------------------------
  Other
  -----
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  212.1   $  162.8    $  49.3     30.3

  Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the nine months ended September 30, 1996 was due primarily to growth in voice messaging and sales of equipment and other nonregulated services, as well as increases in directory advertising and inside wire installation and maintenance revenues. These increases were partially offset by a decrease in billing and collection revenues, as certain long distance carriers began direct billing of their own customers in 1996.

  ----------------------------------------------------------------------
  Operating expenses
  ------------------

  Total operating expenses for the nine months ended September 30, 1996 increased $154.3 million, or 10.1 percent to $1,674.9 million. The increase was partially attributable to the work force restructuring, which resulted in a credit of $75.3 million in the first nine months of 1995 related to noncash settlement gains from the pension plan, as well as increases in depreciation expense and other operating expenses, such as advertising and cost of sales, as discussed below.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Employee-related expenses
  -------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  491.3   $  508.4    $ (17.1)    (3.4)

  The decrease in employee-related expenses for the nine months ended September 30, 1996 was due primarily to decreases in benefits and other employee-related expenses, largely resulting from renegotiated health-care contracts, as well as wage rate and overtime expense decreases. These decreases were partially offset by increased force costs resulting from higher average employee levels, as well as higher payroll taxes.

  There were 12,211 employees at September 30, 1996, compared with 12,359 at September 30, 1995.

  ----------------------------------------------------------------------
  Depreciation and
       amortization
  ------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  389.1   $  364.7    $  24.4      6.7

  The increase in depreciation and amortization expense for the nine months ended September 30, 1996 was due to higher average plant balances and the use of higher depreciation rates in the first nine months of 1996 due to shorter depreciable lives established in 1994.

  ----------------------------------------------------------------------
  Other operating expenses
  ------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  688.6   $  621.5    $  67.1     10.8

  The increase in other operating expenses for the nine months ended September 30, 1996 was due to increases in uncollectible and other expenses related to increased sales efforts for equipment and call management services and cost of sales increases primarily related to equipment sales. Increased affiliated services expenses, related primarily to systems programming and reengineering, also contributed to the increase. These increases were partially offset by a decrease in contract and professional services, as well as decreases in right-to-use fees for switching system software and access charges paid to other communications carriers for calls completed on their networks. Reduced advertising expenses, due primarily to the timing of planned marketing campaigns, also partially offset the increases.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Restructuring credit
  --------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   --     $  (75.3)   $  75.3    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 2,626 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of September 30, 1995, all 2,626 employees had left the Company, with 548 leaving in the first nine months of 1995. A pretax, noncash settlement gain of $75.3 million was recorded in the first nine months of 1995, associated with lump-sum pension payments to former employees. No restructuring credits were recorded in the first nine months of 1996.

  ----------------------------------------------------------------------
  Taxes other than income taxes
  -----------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  105.9   $  101.3    $   4.6      4.5

  Taxes other than income taxes consist of property taxes, gross receipts taxes and other nonincome based taxes. The increase in taxes other than income taxes for the nine months ended September 30, 1996 was due primarily to increases in property taxes, resulting from higher assessed valuation and property tax rates, as well as an increase in the Michigan single business tax resulting from higher revenues.

  ----------------------------------------------------------------------
  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   63.3   $   68.6    $  (5.3)    (7.7)

  The decrease in interest expense for the nine months ended September 30, 1996 was due primarily to lower interest on borrowings from the Ameritech short-term funding pool, reflecting lower average short-term debt balances, as well as lower miscellaneous interest charges.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other income, net
  -----------------
                                                    Change
                                 September 30       Income   Percent
                                 ------------
   (dollars in millions)        1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $    7.5   $    1.4    $   6.1    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net for the nine months ended September 30, 1996 is due primarily to increases in interest income, largely due to higher average balances invested in the Ameritech short-term funding pool, and increased equity earnings from Ameritech Services, Inc. (ASI).

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  234.9   $  204.7    $  30.2     14.8

  The increase in income taxes in the nine months ended September 30, 1996 as compared with the prior year period was primarily attributable to an increase in pretax earnings, partially offset by the tax effect ($14.7 million) associated with the work force restructuring credit recorded in the first nine months of 1995. Excluding the effects of this item, income taxes increased in line with earnings of the business.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------
  The ratio of earnings to fixed charges for the nine months ended September 30, was 10.41 in 1996 and 8.89 in 1995. The ratio in 1995 was favorably affected by a pretax credit of $75.3 million for work force restructuring (see prior discussion of this item).

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
 The Telecommunications Act of 1996 (the 1996 Act) was enacted on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, provides the framework for additional competition in the Company's traditional local exchange markets.

 On August 8, 1996, the Federal Communications Commission (FCC) adopted rules to implement the local competition provisions of the 1996 Act. Among other things, the rules require local exchange carriers to provide interconnection to any requesting telecommunications carrier at any technically feasible point and equal in quality to that provided for the local exchange carriers' own operations. The rules also require each local exchange carrier to provide these other carriers access to network elements on an unbundled basis, and to offer for resale any telecommunications services that it provides at retail to subscribers who are not telecommunications carriers. The FCC's rules address mechanisms for pricing of interconnection, unbundled network elements and reselling of telecommunications services and prescribe that the individual state regulatory authorities develop specific rates and procedures consistent with general rules and guidelines established by the FCC.

 In September 1996, several local exchange carriers, including Ameritech, filed appeals of the FCC interconnection order in the U.S. Court of Appeals for the District of Columbia. In their appeals, the local exchange carriers argue, among other things, that the FCC exceeded its authority over state regulatory commissions, that the rules setting national pricing standards violate the 1996 Act, and that the order will force local exchange carriers to sell elements of their networks below cost. Several companies also requested a stay of the FCC's order pending the outcome of the appeals, while others, including Ameritech, opposed the stay and requested only an expedited review of the order.

 Following the FCC's denial of the requests for a stay, a motion for a stay was filed by certain parties in the U.S. Court of Appeals for the Eighth Circuit (the Court) in St. Louis, which had been selected to hear the challenges to the FCC's order. On September 27, 1996, the Court ordered a temporary stay of the new rules pending the hearing of oral arguments from local exchange carriers and the FCC. On October 15, 1996, after hearing the oral arguments, the Court issued a partial stay of the FCC's order, saying that the pricing provisions and the "pick and choose" rule related to unbundled network elements could not take effect until the Court conducts a full review of the order and rules on the merits of the case. On November 1, 1996, the Court lifted the stay on three aspects of the pricing rules that apply primarily to cellular service providers. The FCC has indicated that it will appeal the Court's decision to the U.S. Supreme Court.

 It will not be possible to determine what effect the 1996 Act and the FCC rules implementing it will have on the Company's results of operations until the challenges to the rules have been resolved and the Michigan Public Service Commission (MPSC or Commission) has acted on the matter within its jurisdiction under the 1996 Act.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Dial 1+
  -------

  On May 1, 1996, AT&T Corp. and MCI Communications Corp. filed a joint motion with the MPSC seeking unconditional implementation of intraLATA Dial 1+, or the ability to place an intraLATA long distance call with an alternate long distance carrier by dialing 1 before the regular phone number, throughout Michigan on and after May 2, 1996 and related relief, including access charge discounts for late implementation. On May 9, Ameritech filed a brief opposing the relief sought in the motion.

  On June 26, 1996, the Commission ordered the Company to either implement (1) intraLATA dialing parity in an additional 72% of its exchanges by July 26, 1996, and another 17% of its exchanges by December 7, 1996, or (2) implement a 55% discount on intraLATA access charges for interexchange carriers whose customers must use an access code to place an intraLATA toll call in exchanges where there was no implementation of dialing parity. On July 9, 1996, the Company filed Motions for Rehearing, Reopening, and Stay of Order. On July 26, 1996, Ameritech implemented the 55% discount in access charges pending further legal developments. The discount represents approximately $14.3 million of annual revenue.

  On October 7, 1996, the Commission denied the Company's Motions for Rehearing, Reopening, and Stay of Order. On October 11, 1996, the Company filed a lawsuit and a Motion for Preliminary Injunction in the United States District Court for the Western District of Michigan, alleging that the Commission's June 26, 1996 Order violated sections of the 1996 Act and the Michigan Telecommunications Act, as amended, and Ameritech's federally protected rights. A hearing on the Motion for Preliminary Injunction was held on October 18, 1996. On November 4, 1996, the Federal Court abstained as it found that this case is based upon a state law issue. The Company filed a Claim of Appeal with the Michigan Court on November 5, 1996.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months ended September 30, 1996 and September 30, 1995.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

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



                                        MICHIGAN BELL TELEPHONE COMPANY
                                        -------------------------------
                                                 (Registrant)


Date:  November 7, 1996                  /s/ Laurie L. Streling
                                        ------------------------
                                        Laurie L. Streling
                                        Comptroller
                                        State Finance Organization

                                        (Principal Accounting Officer)