Form 10-Q
period 1997-03-31
MICHIGAN BELL TELEPHONE CO
filed 1997-05-06
CIK 65622

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              Form 10-Q


        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarterly Period Ended March 31, 1997

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


  At April 30, 1997, 120,526,415 common shares were outstanding.

                   Part I - Financial Information
                   ------------------------------
       CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                        (Dollars in Millions)
                             (Unaudited)

                                               Three Months Ended
                                                     March 31
                                                ----------------
                                               1997          1996
                                               ----          ----
Revenues
  Local service......................       $   368.3     $   337.1
  Interstate network access..........           157.1         144.3
  Intrastate network access..........            50.3          44.5
  Long distance services.............           193.3         189.8
  Other..............................            74.0          73.1
                                            ---------     ---------
                                                843.0         788.8
                                            ---------     ---------
Operating expenses
  Employee-related expenses..........           160.7         165.3
  Depreciation and amortization......           132.6         126.5
  Other operating expenses...........           227.9         225.3
  Taxes other than income taxes......            40.6          35.2
                                            ---------     ---------
                                                561.8         552.3
                                            ---------     ---------
Operating income.....................           281.2         236.5
Interest expense.....................            21.1          21.1
Other income, net....................             1.0           2.9
                                            ---------     ---------
Income before income taxes...........           261.1         218.3
Income taxes.........................            90.2          75.0
                                            ---------     ---------
Net income...........................           170.9         143.3

Accumulated deficit,
  beginning of period................          (347.2)       (418.2)
   Less, dividends declared .........           180.6         107.8
                                            ---------     ---------
Accumulated deficit,
  end of period......................       $  (356.9)    $  (382.7)
                                            =========     =========


See Notes to Condensed Financial Statements.

                        CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                          March 31, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $     0.1    $      0.2
 Investment in Ameritech funding pool........       23.5          --
                                               ---------     ---------
                                                    23.6           0.2
 Receivables, net
   Customers.................................      669.0         708.5
   Ameritech and affiliates..................       12.2           9.8
   Other.....................................       21.5          19.1
 Material and supplies.......................        8.2           6.5
 Prepaid and other...........................       15.0          11.5
                                               ---------     ---------
                                                   749.5         755.6
                                               ---------     ---------
Property, plant and equipment................    8,134.4       8,072.6
Less, accumulated depreciation...............    5,146.5       5,031.6
                                               ---------     ---------
                                                 2,987.9       3,041.0
                                               ---------     ---------
Investments, primarily in affiliates.........       62.6          69.7
Other assets and deferred charges............      273.5         271.5
                                               ---------     ---------
Total assets.................................  $ 4,073.5    $  4,137.8
                                               =========     =========


See Notes to Condensed Financial Statements.

                          (Dollars in Millions)

                                          March 31, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
   Ameritech................................   $    --       $   138.3
   Other....................................         1.8           2.1
 Accounts payable
  Ameritech Services, Inc. (ASI)............       101.8         114.8
  Ameritech and affiliates..................        37.9          34.8
  Other.....................................       123.8         140.9
 Other current liabilities..................       392.3         276.6
                                               ---------     ---------
                                                   657.6         707.5
                                               ---------     ---------
Long-term debt..............................     1,093.7       1,094.2
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       134.2         134.8
 Unamortized investment tax credits.........        45.4          47.5
 Postretirement benefits
   other than pensions......................       675.0         675.1
 Long-term payable to ASI...................        18.6          20.1
 Other .....................................        65.6          65.5
                                               ---------     ---------
                                                   938.8         943.0
                                               ---------     ---------
Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding)......     1,721.8       1,721.8
 Proceeds in excess of par value............        18.5          18.5
 Accumulated deficit........................      (356.9)       (347.2)
                                               ---------     ---------
                                                 1,383.4       1,393.1
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 4,073.5     $ 4,137.8
                                               =========     =========


See Notes to Condensed Financial Statements.

                   CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                   Three Months Ended
                                                       March 31
                                                     -------------
                                                   1997         1996
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  170.9     $  143.3
 Adjustments to net income
  Depreciation and amortization...............      132.6        126.5
  Deferred income taxes, net..................       --           (2.9)
  Investment tax credits, net.................       (2.1)        (2.6)
  Capitalized interest........................       (0.4)        (0.5)
  Change in accounts receivable, net..........       34.7         (3.7)
  Change in material and supplies.............       (3.5)        (1.1)
  Change in certain other current assets......       (4.0)         1.9
  Change in accounts payable..................      (27.0)       (21.0)
  Change in certain other current
   liabilities................................      114.9         99.8
  Change in certain other noncurrent
   assets and liabilities.....................       (4.1)        (9.9)
  Other operating activities, net............         8.4          8.1
                                                 --------     --------
Net cash from operating activities............      420.4        337.9
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................      (79.3)       (94.2)
Proceeds from (cost of) disposals of
 property, plant and equipment................        1.4         (0.2)
Other investing activities....................        0.1         --
                                                 --------     --------
Net cash from investing activities............      (77.8)       (94.4)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................     (138.3)        (0.7)
Retirements of long-term debt.................       (0.3)        (0.4)
Dividend payments.............................     (180.6)      (238.6)
                                                 --------     --------
Net cash from financing activities............     (319.2)      (239.7)
                                                 --------     --------
Net increase in cash and
 temporary cash investments...................       23.4          3.8
Cash and temporary cash investments,
 beginning of period..........................        0.2         17.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $   23.6     $   20.9
                                                 ========     ========


See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                           MARCH 31, 1997

NOTE 1:   Preparation of Interim Financial Statements

The condensed financial statements of Michigan Bell Telephone Company (Michigan Bell or the Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission
(SEC). These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. In the Company's opinion, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1997 as compared with the first three months of 1996.

Results of Operations
---------------------
Revenues
--------
Total revenues in the first three months of 1997 were $843.0 million and were $788.8 million for the same period in 1996. The increase was primarily attributable to growth in access lines and sales of call management services, as well as increases in switched minutes of use resulting from higher network usage volumes. These increases were partially offset by net rate reductions.

---------------------------------------------------------------------
Local service
-------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  368.3   $  337.1    $  31.2      9.3

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues for the three months ended March 31, 1997 was due largely to higher network usage volumes, resulting primarily from access line growth of 2.8 percent over the prior year period. Second line additions by residential and small business customers contributed to the increase in access lines. Sales of call management services, such as Call Forwarding, Call Waiting and Caller ID continued to grow as well, fueled by customer demand for additional flexibility and convenience.

There were 5,167,000 access lines in service as of March 31, 1997, compared with 5,029,000 as of March 31, 1996.

---------------------------------------------------------------------
Network access
--------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended           $  157.1   $  144.3    $  12.8      8.9

Intrastate
----------

Three Months Ended           $   50.3   $   44.5    $   5.8     13.0

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
The increase in interstate network access revenues for the three months ended March 31, 1997 was primarily due to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Greater demand for dedicated services by Internet service providers and other high-capacity users also contributed to the increase. Interstate minutes of use for the three months ended March 31, 1997 increased by 3.5 percent over the comparable prior year period.

The increase in intrastate network access revenues for the three months ended March 31, 1997 was primarily due to volume increases, partially offset by rate decreases. Minutes of use related to intrastate calls increased by 10.1 percent over the comparable prior year period.

---------------------------------------------------------------------
Long distance service
---------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  193.3   $  189.8    $   3.5      1.8

Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). The increase in long distance service revenues for the three months ended March 31, 1997 was due primarily to increased network usage.

---------------------------------------------------------------------
Other
-----
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   74.0   $   73.1    $   0.9      1.2

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the three months ended March 31, 1997 was due primarily to increases in inside wire installation and maintenance and directory advertising revenues, partially offset by decreased sales of equipment and other nonregulated services, such as voice messaging.

---------------------------------------------------------------------
Operating expenses
------------------

Total operating expenses for the three months ended March 31, 1997 increased $9.5 million, or 1.7 percent to $561.8 million. The increase resulted primarily from increased depreciation expense and other taxes, partially offset by decreased employee-related expenses, as discussed below.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Employee-related expenses
-------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  160.7   $  165.3    $  (4.6)    (2.8)

The decrease in employee-related expenses for the three months ended March 31, 1997 was due primarily to lower force levels and decreased overtime and bonus expenses, partially offset by wage rate increases and increased benefit expenses.

There were 11,950 employees as of March 31, 1997, compared with 12,441 as of March 31, 1996.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  132.6   $  126.5    $   6.1      4.8

The increase in depreciation and amortization expense for the three months ended March 31, 1997 was due to higher average plant balances and the use of higher depreciation rates in the first three months of 1997 due to the use of shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  227.9   $  225.3    $   2.6      1.2

The increase in other operating expenses for the three months ended March 31, 1997 was due to increases in uncollectible and other expenses related to increased sales efforts, as well as increases in contract services costs and access charges paid to other communications carriers for calls completed on their networks. These increases were partially offset by a decrease in cost of sales for customer equipment, as well as lower affiliated services expenses, largely due to the timing of systems programming and reengineering efforts.

---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   40.6   $   35.2    $   5.4     15.3

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Increases in property taxes, resulting from higher assessed valuation and property tax rates, as well as an increase in use taxes resulting from higher revenues, accounted for the majority of the increase for the three months ended March 31, 1997.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Income and Expenses
-------------------------
Interest expense
----------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   21.1   $   21.1    $  --       --

There was no change in interest expense for the three months ended March 31, 1997 as compared with the prior year period.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                    March 31         Income   Percent
                                  ------------
(dollars in millions)            1997      1996    (Expense)   Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    1.0   $    2.9    $  (1.9)   (65.5)

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The decrease in other income, net for the three months ended March 31, 1997 was due primarily to decreased equity earnings from Ameritech Services, Inc. (ASI), as well as an increase in nonoperating expenses, partially offset by increased interest income.

---------------------------------------------------------------------
Income taxes
------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   90.2   $   75.0    $  15.2     20.3

The increase in income taxes for the three months ended March 31, 1997 as compared with the prior year period was primarily attributable to an increase in pretax earnings, as discussed in the revenue and expense items above.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the three months ended
March 31, was 12.27 in 1997 and 10.34 in 1996.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters
--------------

Competition and the Telecommunications Act of 1996
--------------------------------------------------
The Company's local service markets have been opened to competition from interexchange carriers and other local service providers, as required by the Telecommunications Act of 1996 (the 1996 Act). Interconnection agreements that the Company has signed require it to allow access to network elements at cost-based rates or services at discounted, wholesale rates. These agreements may result in some downward pressure on local service revenues, as a portion of the Company's revenue shifts from local service at retail rates to network access at wholesale rates.

The 1996 Act was also designed to bring renewed scrutiny of the current universal service funding policy. Historically, network access charges have been used to help local exchange carriers ensure universal basic telephone service to all customers. The FCC is expected to review and possibly modify this policy during 1997. Any modifications by the FCC may result in changes to the Company's revenue stream related to network access charges.

The Company has signed a significant number of interconnection and resale agreements with competitors, paving the way for entry into the interLATA long distance market. However, FCC rules require that interLATA long distance service be offered by a separate subsidiary of Ameritech. Accordingly, Ameritech's entry into this market will not generate long distance revenues for Michigan Bell. As a result, the potential revenue decline brought by local service competition will not be offset at the Company by gains in long distance revenue.

It is impossible to predict the specific impact of the Telecom Act and other changes in the industry on Michigan Bell's business or financial condition. Notwithstanding the potential for an adverse effect on its revenue streams, the Company intends to pursue growth opportunities in its local exchange business.

Dial 1+
-------
On March 24, 1997, AT&T and MCI filed a joint motion with the Michigan Court of Appeals seeking a determination that on July 1, 1997, the Company must implement intraLATA dialing parity in the rest of Michigan. The Company already provides Dial 1+ capability to over 70 percent of its access lines. On April 1, 1997, the Company filed a responsive brief, arguing that the Court of Appeals' December 4, 1996 order staying the Commission's dialing parity orders precluded further implementation of dialing parity until that Court decided the merits of the Company's appeal.

On April 10, 1997, the Court of Appeals denied AT&T's and MCI's joint motion and left the December 4, 1996 order in effect.

On March 24, 1997, AT&T and MCI filed a similar joint motion with the Commission. No hearing has been held, and no decision has been issued by the Commission on that motion.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Private Securities Litigation Reform Act Safe Harbor Statement
------------------------------------------------------------------
Except for historical information contained herein, the above discussion contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, effects of state and federal regulation and the impact of new technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and March 31, 1996.

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



                                        MICHIGAN BELL TELEPHONE COMPANY
                                        -------------------------------
                                                 (Registrant)


  Date:  May 6, 1997                      /s/ Ronald G. Pippin
                                          --------------------------
                                          Ronald G. Pippin
                                          Comptroller