Form 10-Q
period 1997-09-30
MICHIGAN BELL TELEPHONE CO
filed 1997-11-13
CIK 65622

[TITLE] Form 10-Q [/TITLE]

P

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997
-------------------------------------------

or
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
                                           Number 38-0823930Telephone
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

At October 31, 1997, 120,526,415 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Statements of Income and Accumulated Deficit for
          the three and nine months ended
          September 30, 1997 and 1996                              1

       Condensed Balance Sheets as of
          September 30, 1997 and December 31, 1996                2-3

       Condensed Statements of Cash Flows for
          the nine months ended September 30, 1997 and 1996        4

       Notes to Condensed Financial Statements                     5

 2.    Management's Discussion and Analysis
       of Results of Operations                                   6-13

                                  PART II

 6.  Exhibits and Reports on Form 8-K                              14

     Glossary                                                    16-17

                                     i

                       Part I - Financial Information
                       ------------------------------
           CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                     September 30          September 30
                                   ----------------      ----------------
                                    1997       1996       1997       1996
                                    ----       ----       ----       ----

Revenues
  Local service................. $   380.3  $   354.5  $ 1,130.5  $ 1,042.2
  Interstate network access.....     156.8      149.2      477.3      438.1
  Intrastate network access.....      52.1       48.2      154.8      139.1
  Long distance service.........     177.3      191.0      550.6      573.5
  Other.........................      62.3       72.7      215.0      212.1
                                 ---------  ---------  ---------  ---------
                                     828.8      815.6    2,528.2    2,405.0
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....     176.8      162.7      504.0      491.3
  Depreciation and amortization.     129.8      131.1      390.2      389.1
  Other operating expenses......     265.8      236.6      742.6      688.6
  Taxes other than income taxes.      37.8       35.6      115.5      105.9
                                 ---------  ---------  ---------  ---------
                                     610.2      566.0    1,752.3    1,674.9
                                 ---------  ---------  ---------  ---------
Operating income................     218.6      249.6      775.9      730.1
Interest expense................      20.6       21.1       62.2       63.3
Other income, net...............       3.1        2.3        6.0        7.5
                                 ---------  ---------  ---------  ---------
Income before income taxes......     201.1      230.8      719.7      674.3
Income taxes....................      74.0       81.0      253.0      234.9
                                 ---------  ---------  ---------  ---------
Net income......................     127.1      149.8      466.7      439.4

Accumulated deficit,
  beginning of period...........    (320.0)    (372.4)    (347.2)    (418.2)
    Less, dividends declared....     124.5      132.2      436.9      376.0
                                 ---------  ---------  ---------  ---------
Accumulated deficit,
  end of period................. $  (317.4) $  (354.8) $  (317.4) $  (354.8)
                                 =========  =========  =========  =========

See Notes to Condensed Financial Statements.

                                   Page 1

                        CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                           Sept. 30, 1997 Dec. 31, 1996
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $     0.9     $     0.2
 Receivables, net
   Customers.................................      641.5         708.5
   Ameritech and affiliates..................        1.2           9.8
   Other.....................................       25.0          19.1
 Material and supplies.......................        8.4           6.5
 Prepaid and other...........................       15.1          11.5
                                               ---------     ---------
                                                   692.1         755.6
                                               ---------     ---------
Property, plant and equipment................    8,281.1       8,072.6
Less, accumulated depreciation...............    5,344.2       5,031.6
                                               ---------     ---------
                                                 2,936.9       3,041.0
                                               ---------     ---------
Investments, primarily in affiliates.........       89.8          69.7
Other assets and deferred charges............      292.0         271.5
                                               ---------     ---------
Total assets.................................  $ 4,010.8     $ 4,137.8
                                               =========     =========

See Notes to Condensed Financial Statements.

                  CONDENSED BALANCE SHEETS (continued)
                          (Dollars in Millions)

                                           Sept. 30, 1997 Dec. 31, 1996
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
   Ameritech................................   $    87.9     $   138.3
   Other....................................         1.5           2.1
 Accounts payable
  Ameritech Services, Inc. (ASI)............        47.3         114.8
  Ameritech and affiliates..................        31.7          34.8
  Other.....................................       146.2         140.9
 Other current liabilities..................       232.6         276.6
                                               ---------     ---------
                                                   547.2         707.5
                                               ---------     ---------
Long-term debt..............................     1,093.8       1,094.2
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       132.4         134.8
 Unamortized investment tax credits.........        41.0          47.5
 Postretirement benefits
   other than pensions......................       673.6         675.1
 Long-term payable to ASI...................        18.6          20.1
 Other .....................................        66.4          65.5
                                               ---------     ---------
                                                   932.0         943.0
                                               ---------     ---------
Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding)......     1,721.8       1,721.8
 Proceeds in excess of par value............        33.4          18.5
 Accumulated deficit........................      (317.4)       (347.2)
                                               ---------     ---------
                                                 1,437.8       1,393.1
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 4,010.8     $ 4,137.8
                                               =========     =========

See Notes to Condensed Financial Statements.

                   CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                     -------------
                                                   1997         1996
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  466.7     $  439.4
 Adjustments to net income
  Depreciation and amortization...............      390.2        389.1
  Deferred income taxes, net..................       (0.4)        (5.1)
  Investment tax credits, net.................       (6.5)        (7.3)
  Capitalized interest........................       (1.0)        (1.5)
  Change in accounts receivable, net..........       69.7        (62.0)
  Change in material and supplies.............       (7.4)        (2.9)
  Change in certain other current assets......       (3.9)         6.9
  Change in accounts payable..................      (65.3)       (77.5)
  Change in certain other current
   liabilities................................      (46.1)       (17.7)
  Change in certain other noncurrent
   assets and liabilities.....................       (9.2)       (25.3)
  Other operating activities, net.............        4.8          1.3
                                                 --------     --------
Net cash from operating activities............      791.6        637.4
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (282.2)      (313.3)
Additional investments........................      (23.2)        --
Proceeds from (cost of) disposals of
 property, plant and equipment................        2.1         (1.9)
Other investing activities, net...............        0.8          0.2
                                                 --------     --------
Net cash from investing activities............     (302.5)      (315.0)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      (50.4)       204.5
Retirements of long-term debt.................       (1.2)       (36.9)
Dividend payments.............................     (436.9)      (506.9)
Other financing activities, net...............        0.1         --
                                                 --------     --------
Net cash from financing activities............     (488.4)      (339.3)
                                                 --------     --------
Net increase (decrease) in cash and
 temporary cash investments...................        0.7        (16.9)
Cash and temporary cash investments,
 beginning of period..........................        0.2         17.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.9     $    0.2
                                                 ========     ========

See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                         SEPTEMBER 30, 1997

NOTE 1:   Preparation of Interim Financial Statements

We have prepared the unaudited condensed financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports.  These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses.  Actual amounts could differ from those estimates.  We believe these statements include all adjustments necessary for a fair statement of results for each period shown.  We believe our disclosures are adequate to make the presented
information clear.  You should read these financial statements in conjunction with the financial statements and notes included in our
1996 Annual Report on Form 10-K and the quarterly reports on Form 10-
Q previously filed in 1997.

When reading these financial statements, you should be familiar with the terminology unique to our business.  We have defined a number of terms in the glossary on pages 16 and 17.

NOTE 2:   Investment in Affiliate

In June 1997, our parent company, Ameritech, centralized the administration of benefits for employees who had retired from the
Company as of December 31, 1996.  In connection therewith, we hold approximately $23.2 million in preferred stock issued by the
Ameritech subsidiary responsible for administration of these benefits.  This subsidiary began paying benefits on our behalf in
July 1997.  We account for these benefit payments made on our behalf as a capital contribution in the shareowner's equity section of the condensed balance sheets, with a corresponding reduction in the postretirement benefit obligation.  This contribution for the period ended September 30, 1997 was $14.7 million.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1997 as compared with the first nine months of
1996.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Our revenues in the first nine months of 1997 were $2,528.2 million and were $2,405.0 million for the same period in 1996, an increase of
$123.2 million.  Growth in access lines and sales of call management services, as well as increases in switched minutes of use resulting from higher network usage volumes were the primary reasons for the increase.  Net rate reductions and decreased long distance revenues partially offset these increases.

---------------------------------------------------------------------
Local service
-------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $1,130.5   $1,042.2    $  88.3      8.5

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues.  Local service revenues increased for the nine months ended September 30, 1997 due largely to increased sales of call management services.  These increases resulted from growth in the number of features in service, as well as increases in usage of services on a pay-per-use basis.  Higher network usage volumes, resulting primarily from access line growth of
3.1 percent, also contributed to the increases.  Second line additions by residential and small business customers contributed to access line growth, due to continuing demand for Internet access and data transport capabilities.  Rate increases also contributed to the revenue increase.

There were 5,254,000 access lines in service as of September 30,
1997, compared with 5,097,000 as of September 30, 1996.

---------------------------------------------------------------------
Network access
--------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------
Nine Months Ended            $  477.3   $  438.1    $  39.2      8.9

Intrastate
----------
Nine Months Ended            $  154.8   $  139.1    $  15.7     11.3

Network access revenues are fees charged to interexchange carriers that use our local landline communications network to connect customers to their long distance networks.  In addition, end users pay flat rate access fees to connect to the long distance network.
These revenues result from both interstate and intrastate services.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
Interstate network access revenues increased for the nine months ended September 30, 1997 primarily due to an increase in minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers.  Greater demand for dedicated services by
Internet service providers and other high-capacity users also contributed to the increase.  Interstate minutes of use for the nine months ended September 30, 1997 increased by 4.9 percent over the same period last year.

Intrastate network access revenues increased for the nine months ended September 30, 1997 due primarily to volume increases, partially offset by rate decreases.  Intrastate minutes of use for the nine months ended September 30, 1997 increased by 14.5 percent over the same period last year.

---------------------------------------------------------------------
Long distance service
---------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  550.6   $  573.5    $ (22.9)    (4.0)

Long distance service revenues result from customer calls to locations outside of their local calling areas, but within the same
Local Access and Transport Area (LATA).  Long distance service revenues decreased for the nine months ended September 30, 1997 due primarily to volume decreases, resulting largely from increased competition from alternative intraLATA toll providers.  We have implemented Dial 1+ capability on over 70 percent of our access lines.  Rate increases partially offset these volume decreases.

---------------------------------------------------------------------
Other
-----
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  215.0   $  212.1    $   2.9      1.4

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services.  Other revenues increased for the nine months ended September 30, 1997 due primarily to an increase in inside wire installation and maintenance revenues.  Increased sales of equipment and other nonregulated services, such as voice messaging, also contributed to the increase.

We have entered into a new agreement with Ameritech Publishing, Inc.
(API), a wholly owned Ameritech subsidiary, for the publishing and distribution of directories.  This agreement, which was effective
July 1, 1997, will reduce our revenues from directory services by approximately $77.2 million on an annual basis, or $38.6 million in
1997.  Directory revenues decreased by approximately $19.3 million in the third quarter of 1997 as a result of this agreement.  For a complete discussion of the new directory agreement, see the section entitled "Other Matters - Directory Publishing Agreement."

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Operating expenses
------------------

Total operating expenses for the nine months ended September 30, 1997 increased $77.4 million, or 4.6 percent to $1,752.3 million.
Increases in other operating expenses and employee-related expenses were the primary reasons for the increase, as discussed below.

---------------------------------------------------------------------
Employee-related expenses
-------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  504.0   $  491.3    $  12.7      2.6

Employee-related expenses increased for the nine months ended
September 30, 1997 due primarily to wage rate increases and increased benefit expenses, partially offset by lower force levels and decreased bonus expenses.

We employed 12,144 employees as of September 30, 1997, compared with
12,211 as of September 30, 1996.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  390.2   $  389.1    $   1.1      0.3

Depreciation and amortization expense increased for the nine months ended September 30, 1997 due primarily to higher property, plant and equipment balances.  Higher depreciation rates on certain asset categories also contributed to the increase as we used shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  742.6   $  688.6    $  54.0      7.8

Other operating expenses increased for the nine months ended
September 30, 1997 due to increases in uncollectibles and other expenses related to increased sales efforts, as well as increases in contract and affiliated services costs related to systems programming and data center management.  Access charges paid to other
communications carriers for calls completed on their networks also increased.  A decrease in cost of sales for customer equipment partially offset these increases.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Taxes other than income taxes
-----------------------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  115.5   $  105.9    $   9.6      9.1

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings.
Increases in property taxes, resulting from higher assessed valuation and property tax rates, as well as an increase in use taxes resulting from higher revenues, contributed to the increase.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
----------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $   62.2   $   63.3    $  (1.1)    (1.7)

Interest expense decreased for the nine months ended September 30,
1997 due primarily to a decrease in interest on short-term debt, reflecting lower average balances in the Ameritech short-term funding pool.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                  September 30       Income   Percent
                                  ------------
(dollars in millions)            1997      1996    (Expense)   Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $    6.0   $    7.5    $  (1.5)   (20.0)

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items.  Other income decreased for the nine months ended September 30, 1997 due primarily to decreased equity earnings from Ameritech Services, Inc. (ASI).  Higher nonoperating expenses also contributed to the decrease, partially offset by increased interest income.

---------------------------------------------------------------------
Income taxes
------------
                                  September 30      Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Nine Months Ended            $  253.0   $  234.9    $  18.1      7.7

Income taxes increased for the nine months ended September 30, 1997 due primarily to the increase in pretax earnings discussed above.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the nine months ended
September 30, was 11.33 in 1997 and 10.41 in 1996.

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

-only costs incurred on a minute-of-use basis should be included in per-minute access charges;
-costs not incurred on a minute-of-use basis should be recovered through flat-rate charges; and
-LECs may not assess interstate access charges on Internet service providers.

The new price cap rules will reduce access charges by increasing the price cap productivity offset factor to 6.5 percent from the current
5.3 percent and by applying this factor uniformly to all access providers.  The new rates were effective July 1, 1997 and LECs were required to compute the new rates as if the 6.5 percent productivity factor had been in effect since July 1, 1996.

The new rules also create a multi-billion-dollar interstate
"universal service" fund for linking schools and libraries to the
Internet and subsidizing low-income consumers and rural health care providers.  Telecommunications service providers will pay into the universal service fund starting January 1, 1998, but regulators have not yet determined the size of the fund.  The FCC intends to develop suitable forward-looking cost studies for determining the level of universal service support in a separate proceeding later in 1997.
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

Competition and the Telecommunications Act of 1996
--------------------------------------------------
As a result of our plan to capture the full potential of the communications industry and the supporting provisions of the
Telecommunications Act of 1996 (the 1996 Act), we have taken several key steps toward fostering a fully competitive market.  We have made our network available for use by our competitors at unbundled cost-
based prices and at bundled prices representing discounts from established retail levels.  Additionally, we have entered into numerous interconnection agreements with other local communications carriers, indicating a growing wholesale business.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters (cont'd.)
----------------------

Competition and the Telecommunications Act of 1996 (Cont'd.)
------------------------------------------------------------
In August 1997, the FCC denied Ameritech's application to provide long distance service in Michigan, stating in its order that
Ameritech failed to meet three of the requirements included in the 14-
point competitive checklist contained in the 1996 Act.  The order set forth various actions that Ameritech must take in order to
demonstrate compliance with the checklist, and Ameritech is working with the FCC and the Michigan Public Service Commission to determine the technical feasibility of these requirements.

In July 1997, the Federal Circuit Court of Appeals in St. Louis
struck down several provisions of an August 1996 FCC order designed to implement the interconnection provisions of the 1996 Act.  The
Court ruled that:

-the FCC's pricing guidelines intrude upon the rights of state commissions to implement key elements of the 1996 Act;
-the FCC lacks jurisdiction to review state commission decisions regarding interconnection agreements between incumbent LECs and their competitors;
-the FCC's rule that would allow requesting carriers to pick and choose among individual provisions of other interconnection agreements does not promote negotiated agreements and is
 unreasonable;
-LECs must provide unbundled network elements in a manner that allows competing carriers to combine them, but LECs need not actually combine the elements; and,
-the 1996 Act does not require incumbent LECs to provide competitors with superior quality connections.

The Court upheld the FCC's interpretation of "network element" to include operations support systems (OSS) and certain other services.
It did not rule on the LECs' claims regarding infringement of intellectual property rights and Fifth Amendment confiscation.

The FCC has appealed the Circuit Court's ruling to the U.S. Supreme
Court.  We do not believe that this appeal will by itself delay
Ameritech's entry into the long distance market.  However, FCC rules require that interLATA long distance service be offered by a separate subsidiary of Ameritech.  Accordingly, Ameritech's entry into this market will not generate long distance revenues for Michigan Bell.
As a result, the potential revenue decline brought by local service competition will not be offset at the Company by gains in long distance revenue.

In October 1997, the Circuit Court overturned an FCC ruling that required Michigan Bell and other incumbent local exchange carriers to resell bundled network services at unbundled discounted rates.  As a result of the Court's decision, if new entrants to the local exchange market wish to purchase network elements at unbundled discounted prices, they must recombine the elements themselves.

Due in part to these Circuit Court rulings, uncertainty over the implementation of the 1996 Act continues.  We are unable to predict the impact that these rulings and related subsequent litigation may have on our existing interconnection agreements.  Although the potential for an adverse effect on our revenue streams exists, we will continue to pursue growth opportunities in our local exchange business.

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

On March 24, 1997, AT&T and MCI filed a similar joint motion with the
Commission.  The Commission has not held any hearings or issued a decision on that motion.  On July 15, 1997, AT&T and MCI filed a
Motion to Vacate Stay with the Court of Appeals.  On July 30, 1997, the Court of Appeals denied the Motion.  On August 20, 1997, AT&T and
MCI filed with the Michigan Supreme Court an Application for Leave to
Appeal and Motion to Reverse the Court of Appeals and Vacate Stay,
which the Michigan Supreme Court denied on October 21, 1997.

The Court of Appeals held oral arguments on the main appeal on
October 14, 1997, but has not yet issued a decision.

Directory Publishing Agreement
------------------------------
We had an agreement with Ameritech Publishing, Inc. (API), a wholly owned Ameritech subsidiary doing business as Ameritech Advertising
Services, under which API published and distributed classified directories under our license and provided services to us relating to both classified and alphabetical directories.  API paid license fees to us under the agreement.  That agreement terminated effective June
30, 1997.  We have entered into a subsequent agreement with API effective July 1, 1997 under which we will furnish to API certain services and data to be used by them in publishing and distributing classified and alphabetical directories.  In exchange, we will receive compensation for the services and data.

Year 2000 Software Compliance
-----------------------------
We currently operate numerous date-sensitive computer applications and systems throughout our business.  As the century change
approaches, it will be essential for us to ensure that these systems properly recognize the year 2000 and continue to process critical operational and financial information.  We have initiated a project to determine the scope of system changes that may be required and to ensure that our systems continue to meet our operational needs and those of our customers.  Although we have not yet determined a final cost estimate for this project, we will incur a substantial portion of the costs over the next two years.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters (cont'd.)
-----------------------

New Accounting Pronouncements
-----------------------------
In June 1997, the FASB issued Statement of Financial Accounting
Standards (FAS) No. 130, "Reporting Comprehensive Income." This
statement establishes standards for reporting and display of comprehensive income and requires that all components of
comprehensive income be reported in a financial statement having the same prominence as other financial statements.  For us, FAS No. 130 is effective next year, and it requires reclassification of prior period financial statements provided for comparative purposes.
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

-changes in economic and market conditions;
-effects of state and federal regulation;
-the impact of new technologies.

You should not place undue reliance on these forward-looking statements, which are applicable only as of November 12, 1997.  We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after
November 12, 1997 or to reflect the occurrence of unanticipated events.

                     PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12   Computation of Ratio of Earnings to Fixed Charges for
               the nine months ended September 30, 1997 and September
               30, 1996.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          We did not file a Form 8-K during the quarter ended
          September 30, 1997.

                             SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.

                                        MICHIGAN BELL TELEPHONE COMPANY
                                        -------------------------------
                                                 (Registrant)

  Date:  November 12, 1997                /s/ Ronald G. Pippin
                                           ----------------------
                                           Ronald G. Pippin
                                           Vice President and Comptroller
                                           (Principal Accounting Officer)

GLOSSARY

Access charges -
---------------
fees that local phone companies charge to long distance carriers for the handling of long distance calls on our local network.

Access line -
------------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

Call management services -
-------------------------
services that add value and convenience for phone customers, such as
Call Waiting, Call Forwarding and Caller ID.  These services are sold to customers individually or in "packages".

Customer premises equipment (CPE) -
----------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Dial 1 + -
---------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
--------
an alternative to traditional analog communications, digital systems transport information in computer code for improved clarity and quality.

Federal Communications Commission (FCC) -
----------------------------------------
the federal agency responsible for regulating the interstate aspects of telecommunications activities.

Financial Accounting Standards Board (FASB) -
--------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by U.S. business enterprises.

Gross receipts taxes -
---------------------
state and local taxes based upon the gross operating revenues earned in a particular jurisdiction.  These taxes may be imposed on general businesses or public utilities in lieu of other taxes.

Interconnection -
----------------
allowing a competitive local service provider to use the local phone company's network, or elements of the network, to provide local phone service to its customers.

Interexchange carriers (IXCs) -
------------------------------
those companies primarily involved in providing long distance voice and data transmission services, such as AT&T, MCI and Sprint.

Internet -
---------
the global web of networks that connects computers around the world, providing rapid access to information from multiple sources.

Internet service providers (ISPs) -
----------------------------------
those companies providing access to the Internet and other computer-
based information networks.

Intrastate revenues -
--------------------
that portion of revenues regulated by state rather than federal authorities.

GLOSSARY (cont'd.)

Local access and transport area (LATA) -
---------------------------------------
the boundary within which a local telephone company may provide phone service.  It is usually centered around a city or other identifiable community of interest.

Local exchange carriers (LECs) -
-------------------------------
those companies primarily involved in providing local phone service and access to the local phone network, including Ameritech's landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and
Wisconsin.

Operations support systems (OSS) -
---------------------------------
the databases and information used to support the provision of telephone service to end users.

Price caps -
-----------
a form of regulation that sets maximum limits on the prices that LECs can charge for access services instead of limits on rate of return or profits.

Productivity factor -
--------------------
a portion of the interstate price cap formula that requires LECs to reduce the price cap based on an assumed increase in productivity.

Securities and Exchange Commission (SEC) -
-----------------------------------------
the federal agency that regulates the issuance and trading of public debt and equity securities in the United States and monitors compliance with these regulations.

Switched Minutes of Use -
-----------------------
the measure of time used to bill IXC's for access to our public switched network.

Universal service -
------------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices.  Funding typically comes from urban telecommunication operators.