Form 10-K405
period 1997-12-31
MICHIGAN BELL TELEPHONE CO
filed 1998-03-13
CIK 65622

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------


                                Form  10-K



-------------------------------------------
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997
-------------------------------------------

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








Securities registered under Section 12(b) of the Act:

                            Forty Year 7 3/4% Debentures, due June 1, 2011, Forty Year 7% Debentures, due November 1, 2012



These debt securities are registered on the New York Stock Exchange.

We are a wholly owned subsidiary of Ameritech Corporation and meet the conditions set forth in general instructions J(1)(a) and (b) of Form 10-K, therefore we are filing this form with reduced disclosure format according to general instruction J(2).

We have no securities registered under Section 12(g) of the Act. We are subject to certain filing requirements under Sections 13 and 15 (d) of the Securities Exchange Act of 1934 and have filed all the required reports during the preceding 12 months.

                             TABLE OF CONTENTS

                                  PART I

 Item                                                        Page
 ----                                                        ----
  1.   Business.........................................       1

  2.   Properties.......................................       6

  3.   Legal Proceedings................................       7

  4.   Submission of Matters to a Vote of Security
        Holders (Omitted pursuant to General Instruction J(2)).

                                  PART II

  5.   Market for Registrant's Common Equity and Related
        Stockholder Matters (Inapplicable).

  6.   Selected Financial and Operating Data............       8

  7.   Management's Discussion and Analysis of Results of
        Operations (Abbreviated pursuant to
        General Instruction J(2)).......................       9

  8.   Financial Statements and Supplementary Data......      16

  9.   Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..........      28

                                 PART III

  10.  Directors and Executive Officers of the Registrant
        (Omitted pursuant to General Instruction J(2)).

  11.  Executive Compensation (Omitted pursuant to
        General Instruction J(2)).

  12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General
        Instruction J(2)).

  13.  Certain Relationships and Related Transactions
        (Omitted pursuant to General Instruction J(2)).

                                  PART IV

  14.  Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K.........................      29

       Glossary.........................................      31

 When reading this annual report, you should be familiar with the terminology unique to our business. We have defined a number of terms in the Glossary on page 31.

                              PART I
Item 1.  Business.

The Company

   Michigan Bell Telephone Company, incorporated under the laws of the State of Michigan, has its principal office at 444 Michigan Avenue, Detroit, Michigan 48226 (telephone number 1-800-257-0902). We are one of the five wholly owned landline communications subsidiaries of Ameritech Corporation, incorporated in 1983 under the laws of the State of Delaware. Ameritech is the parent company of numerous other communications businesses with principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 1-800-257-0902). We are managed by our sole shareowner rather than a board of directors as permitted by Michigan law.

   Ameritech is a global diversified, full-service communications company which provides local and long distance telephone and cellular service, paging, security, cable TV, Internet access and directory publishing services. Ameritech's 1997 revenues were $16.0 billion. The products and services of the Ameritech companies are marketed under the "Ameritech" brand identity, in all 50 states and 40 countries. Michigan Bell is regionally identified and does business as "Ameritech Michigan," selling principally landline local telephone service as described below.

The Telecommunications Act

   The Telecommunications Act of 1996 (the 1996 Act), signed into law in February 1996, was intended to stimulate competition in the market for communications services and to remove barriers that prevented the telecommunications, cable TV and broadcast industries from entering each others' businesses. The 1996 Act addresses various aspects of competition within, and regulation of, the communications industry. It provides that all conduct or activities subject to the consent decree issued at the time of AT&T Corp.'s (AT&T) court-approved divestiture in 1984 of certain assets to seven regional holding companies (RHCs), including Ameritech, are now subject to the provisions of the 1996 Act. Among other things, the law defines the conditions under which Ameritech and the other RHCs may offer long distance service and provides certain mechanisms intended to facilitate local exchange competition. The 1996 Act gives the Federal Communications Commission (FCC) authority to determine when incumbent local exchange carriers have satisfied the statutory criteria required to provide long distance service in an in-region state, including meeting a 14-point competitive checklist. For the RHCs, immediate relief under the law included permission to provide in and out-of-region cellular long distance, out-of-region landline long distance and certain incidental long distance services.

   Since passage of the 1996 Act, there have been numerous challenges to the rules, discussed further in the section on Regulatory Environment - Federal. It is difficult to determine how the rules will evolve and exactly what effect competition fostered by the 1996 Act will have on our business over time.

Michigan Bell's Full Service Communications Business

   Michigan Bell is responsible within its service areas for providing telephone and other communications services, subject to regulation by the FCC and the state regulatory commission, the Michigan Public Service Commission (MPSC). We furnish a wide variety of advanced communications services, including local exchange and toll service and network access, and communications products to business, residential and communications company customers in an operating area comprised of five Local Access and Transport Areas (LATAs) in Michigan. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which we may provide telephone service. We provide two basic types of communications services:

- We transport communications traffic between a customer's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport).
- In addition, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of long distance carriers, which in turn provide communications service between LATAs (interLATA, or long distance, service).

   We serve about 82% of the population and 42% of the area of Michigan. The remainder of the state is served by nonaffiliated telephone companies.

   In addition, we provide public telephone and local and toll operator services (including collect calls, third number billing, person-to-person and calling card calls). A national directory assistance service is offered by us in Detroit and Grand Rapids and by another Ameritech company in Chicago, with plans to expand across the Ameritech region. We offer call management services (including voice mail, Caller ID, call waiting and call forwarding), as well as digital network services (such as online database access and fax messaging, document sharing functions and video conferencing for desktop computers). We provide billing and collection services for several companies, including billing for long distance services offered by certain long distance carriers. We currently offer a single monthly statement for phone service and a variety of other Ameritech services as well as around-the-clock customer service, for all residential, small business and home office customers.

   We market our local phone services on a wholesale basis to certain other companies that resell our network services. Our customers are other network and information providers, including cellular and personal communications services and competing local service companies, who buy our services to use in their product offerings.

   In 1997, we added 192,000 customer access lines. We now serve 5,316,000 lines in Michigan, a 3.8% increase over lines served in 1996. Customer access line growth was fueled by second line additions and increased business usage. Demand for speed and access drove record growth in our data services. Sales of high speed access lines and high speed circuits increased. Demand for call management services grew as customers sought greater convenience and control over their telephone communications.

   Until June 30, 1997, we had an agreement with Ameritech Publishing, Inc., an Ameritech subsidiary doing business as Ameritech Advertising Services, under which Ameritech Publishing published and distributed classified directories under our license and provided services to us relating to both classified and alphabetical directories. Ameritech Publishing paid license fees to us under that agreement. Under our subsequent agreement with Ameritech Publishing, effective July 1, 1997, we furnish to Ameritech Publishing certain services and data to be used by them in publishing and distributing classified and alphabetical directories. In exchange, we receive compensation for our services and data.

   Ameritech Services, Inc. (ASI), a company we own jointly with the other four Ameritech landline communications subsidiaries, provides us with technical services, procurement, marketing, human resources management and regulatory planning, as well as labor contract bargaining oversight and coordination. ASI is a shared resource, providing operational support for the five landline communications subsidiaries and integrated communications and information systems for all Ameritech companies.

   In 1997, about 92% of our total operating revenues were from communications services and the remainder were principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 80% of the revenues from communications services were attributable to intrastate operations.

Regulatory Environment - Federal

   Among other things, the FCC develops and implements policies concerning interstate communications by wire. In addition to developing regulations to carry out the intent of the 1996 Act, the FCC prescribes for certain communications companies a uniform system of accounts and rules for apportioning costs between regulated and nonregulated services. The FCC, in consultation with representatives of state regulatory commissions, is also responsible for the principles and standard procedures used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under FCC jurisdiction and those applicable to intrastate services under the respective state regulatory commission's jurisdiction.

Local competition

   The 1996 Act directed the FCC to establish rules and regulations to enforce the law and to preempt specific state provisions in certain circumstances. As required by the 1996 Act, in August 1996 the FCC adopted rules to implement the local competition provisions. The rules required local exchange carriers, including Michigan Bell, among other duties, to:

- provide interconnection to any telecommunications carrier at any technically feasible point, equal in quality to that provided for the local exchange carrier's own operations;
- provide those carriers with access to network elements on an unbundled basis; and
- offer for resale, at wholesale rates, any telecommunications services that the local exchange carrier provides at retail to subscribers who are not telecommunications carriers.

   The FCC's rules addressed pricing for interconnection, unbundled network elements and resale of telecommunications services. In October 1996, in an order entered in an appeal filed by certain local exchange carriers, the United States Court of Appeals for the Eighth Circuit stayed the portion of the FCC rules with respect to pricing and the FCC's so-called "pick and choose" rule that would allow requesting carriers to pick and choose among individual provisions of existing interconnection agreements. The United States Supreme Court declined to overturn the appeals court stay. In July 1997, the Court of Appeals struck down several provisions of the FCC's August 1996 order designed to implement the interconnection provisions of the 1996 Act, ruling that:

- the FCC's pricing guidelines intrude upon the rights of state regulatory commissions to implement key elements of the 1996 Act;
- the FCC lacks jurisdiction to review state regulatory commission decisions regarding interconnection agreements between incumbent local exchange carriers and their competitors;
- the FCC's pick and choose rule does not promote negotiated agreements and is unreasonable;
- local exchange carriers must provide unbundled network elements (including operations support systems and certain other services) in a manner that allows competing carriers to combine them, but they need not actually combine the elements; and
- the 1996 Act does not require incumbent local exchange carriers to provide competitors with superior quality connections.

   In October 1997, the Eighth Circuit Court overturned the FCC ruling requiring the Ameritech landline communication subsidiaries and other incumbent local exchange carriers to resell bundled network services at unbundled wholesale rates. As a result of the court's decision, if new entrants to the local exchange market wish to purchase network elements at unbundled discounted prices, they must recombine the elements themselves. The incumbent local exchange carriers had maintained that when a new entrant seeks a preexisting combination of network elements, they are purchasing a service for resale and do not qualify for the deep discounts applicable to unbundled network elements.

   In January 1998, the Eighth Circuit Court ordered the FCC to uphold the court's earlier ruling transferring the power of the federal agency to set terms on prices and connections to local phone networks to the state commissions. The order came a day before the United States Supreme Court agreed to consolidate numerous appeals centering on the 1996 Act filed by AT&T, MCI, the FCC and others. Barring additional action, the case will be argued before the Supreme Court in October 1998.

   In December 1997, the United States District Court in Wichita Falls, Texas, declared unconstitutional a key part of the 1996 Act that excludes only the RHCs' landline communications companies from the long distance market. Two of those companies, SBC Communications Inc. and US West Communications, Inc. initiated the lawsuit. Long distance industry opponents of the ruling, the FCC and the Department of Justice asked the court for an injunction barring SBC Communications, US West and Bell Atlantic Corporation, which joined in the suit, from preparing to provide in-region long distance service until the court ruled on their stay requests. In February 1998, the court issued two orders - the final judgment giving legal effect to the court's earlier opinion and an order staying that decision pending resolution of appeals from it. The court denied the motions for injunctions.

   In addition, BellSouth Communications, Inc. brought two appeals to the United States Court of Appeals for the District of Columbia challenging the constitutionality of many of the same provisions of the 1996 Act for which SBC Communications and US West sought review in the Texas District Court. One action challenges the section of the 1996 Act covering electronic publishing and another challenges the sections which address long distance. Ameritech has intervened in this later appeal. Consequently, the Fifth Circuit Court and the D.C. Circuit Court are deciding the constitutionality of the provisions of the 1996 Act specifically applicable to the RHCs' landline communications companies.

Price Cap Reform

   Our interstate revenues are regulated by a price cap mechanism rather than by rate-of-return regulation. The FCC's price cap regulatory scheme sets maximum limits on the prices that local exchange carriers can charge other carriers to access their facilities to originate or terminate interstate long distance calls and other communications. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. Under price caps, local exchange carriers have increased flexibility to change prices of access services, as well as prices for interstate intraLATA service, provided they do not exceed the allowed price cap.

   In May 1997, the FCC issued three closely related orders addressing revisions to the original price cap plan, interstate access charge reform and funding for universal service. The new price cap rules reduced access charges by increasing the price cap productivity offset factor to 6.5% from the prior 5.3% and by applying this factor uniformly to all access providers. The new rates were effective July 1, 1997 and local exchange carriers were required to compute the new rates as if the 6.5% productivity factor had been in effect since July 1, 1996.

Access Charge Reform

   The FCC's original structure was adopted at the time of the divestiture by AT&T. These policies were designed primarily to promote competition in the interstate long distance market by ensuring that all long distance companies would be able to originate and terminate their traffic over incumbent local exchange carriers' networks at just, reasonable and nondiscriminatory rates. Although these policies contemplated long distance competition, they did not attempt to address the potential effects of local or access competition. In December 1996, the FCC laid out its proposals on access charge reform, asking for comments on a number of steps it proposed to take to restructure the fees to make the system compatible with the pro-competitive deregulatory framework established by the 1996 Act.

   In its May 1997 access charge reform order, the FCC adopted changes to its tariff structure requiring usage-sensitive recovery that is more reflective of the way in which costs are incurred. In general, the order provides that only costs incurred on a usage-sensitive basis should be recovered in per-minute access charges and costs not incurred on a usage-sensitive basis should be recovered through flat rate charges.

Universal Service

   In November 1996, the Federal-State Universal Service Joint Board issued its recommendations to the FCC for reforming the existing system of subsidizing universal basic telephone service. The goal was to preserve and advance universal service in a manner that permits local telephone markets to move from monopoly to competition. The FCC's May 1997 ruling required creation of a multi-billion-dollar universal service fund for subsidizing low-income customers, high cost service areas, rural health care providers, schools and libraries. Telecommunications service providers began to pay into the universal service fund beginning on January 1, 1998. Subsidies to low-income and rural customers became available on that date and funds for linking schools and libraries to the Internet will be available as needed.

Other FCC Matters

   The FCC ruled in April 1997 that Ameritech has met all competitive requirements under the pay phone portion of the 1996 Act. The move to deregulate pay phone services culminated in October 1997, when responsibility for setting the price of a local pay phone call was transferred from state regulators to the competitive marketplace. Many of the provisions included in the 1996 Act, which served as the road map for pay phone deregulation, were patterned after competitive pay phone measures already in place in Michigan and Illinois.

Regulatory Environment - State

   We are also subject to regulation by the MPSC with respect to certain intrastate rates and services. The Michigan Telecommunications Act (MTA), which is in effect until January 2001, regulates our business. We began adjusting our local exchange pricing structure in February 1996 to remove historical subsidies that deterred competition. We increased prices for basic local services for business and certain residential customers.
This was our first increase in residential prices and the second increase in business prices since 1984.

   In 1996, the MPSC ordered us to provide statewide dialing parity (the ability to choose an alternate carrier for intraLATA toll calls by dialing 1 before the phone number) on intraLATA toll calls or to discount intraLATA toll access rates. In January 1997, the Michigan Court of Appeals issued a stay of the MPSC order. In August, the Michigan Supreme Court declined AT&T's and MCI's motion to vacate the Court of Appeals' stay. The Court of Appeals held oral arguments on the main appeal in October, but has not issued a decision. To date, we are providing Dial-1-plus capability in Michigan to over 70% of our access lines on a voluntary basis. We have reduced certain access fees to long distance companies in Michigan by 55% where Dial-1-plus capability does not exist.

Other State Matters

   In January 1998, the Michigan Public Service Commission ruled that we owe compensation under interconnection agreements to other local exchange carriers. This compensation relates to calls made by our customers to the Internet using Internet service providers who, in turn, are the customers of those other local exchange carriers. Similar issues involving the interpretation of the interconnection agreements are the subject of regulatory proceedings pending in the other states in Ameritech's region. These issues ultimately may be determined by the FCC, where a docket is currently pending.

Long Distance Services

   InterLATA long distance is a $2.3 billion market in our local service area. Under the 1996 Act, Ameritech and the other RHCs must open their respective local markets to competition by implementing a 14-point checklist before they can offer interLATA long distance service to their local landline customers. In considering an application to offer interLATA long distance service, the FCC must determine whether or not an RHC has satisfied the statutory criteria, including the competitive checklist, compliance with structural and accounting rules, and whether its entry into long distance is consistent with the public interest.
An RHC is restricted from providing interLATA long distance service until the FCC determines that the statutory criteria have been met. The FCC gives substantial weight to Department of Justice recommendations in reviewing RHC applications to enter the market. In preparation, we have negotiated or arbitrated numerous agreements with competitors to allow interconnection access to our network elements at cost-based rates and purchase of our local services at wholesale rates for resale to the public.

   In August 1997, the FCC denied Ameritech's application to provide long distance service in Michigan, stating in its order that we failed to meet three of the 14 requirements included in the competitive checklist. The order set forth various actions that we must take in order to demonstrate compliance with the checklist.
We continue to work toward full long distance entry consistent with the 1996 Act and under terms and conditions that make economic sense for Ameritech.

   FCC rules require that interLATA long distance service be offered by Ameritech's long distance subsidiary, Ameritech Communications Inc., which is certified to provide long distance service in all states outside the Ameritech five-state region. Accordingly, Ameritech Communications' entry into this market will not generate long distance revenues for Michigan Bell.

   With passage of the 1996 Act, Ameritech and the other RHCs were allowed to provide long distance service to their cellular customers, regardless of location.

Evolution of the Industry

   Growing customer need for new services, new technologies, regulatory reform and corporate alliances are accelerating the pace of change and creating intense competition in the communications industry. That will mean greater choice, an explosion of new products and services and better values for consumers. More competition in our industry is inevitable.

   With the passage of the 1996 Act and earlier regulatory initiatives, our local service market has been opened to competition from long distance carriers, cable TV providers and other local service providers. Interconnection agreements with these providers require us to allow access to our network elements at cost-based rates or purchase of our local services for resale at wholesale rates. These agreements may result in some downward pressure on local service revenues as a portion of our revenue shifts from local service at retail rates to network access at wholesale rates.

   It is impossible to predict the specific impact of the 1996 Act and other changes in the industry on our business or financial results. Notwithstanding the potential for an adverse effect on certain of our revenue streams, we expect to capture a significant portion of the expected growth in the communications marketplace, building on our strengths and branching into new services that are a logical extension of our business.

Patents, Trademarks and Other Intellectual Property

   Michigan Bell, through its parent, Ameritech, has rights to use various patents, copyrights, trademarks and other intellectual property necessary to conduct our business. We do not believe that the expiration of any of our intellectual property, or the nonrenewal of rights to use it, would have a material adverse affect on our business.

Michigan Bell's Human Resources

   We employed 12,249 people as of December 31, 1997, compared with 12,026 as of December 31, 1996. The Communications Workers of America (CWA), which is affiliated with the AFL-CIO, represents about 85% of our employees. The current three-year contract with the CWA expires this summer on August 8, 1998.

Item 2.  Properties.

General

   The large number and widespread locations of Michigan Bell's properties make it difficult to provide detailed descriptions of the physical characteristics of the individual components. In general, however, we can categorize our investment in property, plant and equipment at year-end 1997 as follows:

- "Land and Buildings," consisting of land we own including improvements (namely central and administrative offices), represents 8% of our total investment;
- "Central office equipment," including switching and transmission equipment and related facilities, represents 40%;
- "Cable, wiring and conduit (or outside plant)," including aerial cable, poles, underground cable, conduit and wiring, represents 47%; and
- "Other," including motor vehicles, computers and other support assets, represents 4%.
-  "Plant under construction" represents 1%.

Capital Expenditures

   We believe that investment in our business will:
-  facilitate the introduction of new products and services;
- enhance our responsiveness to ever-increasing competitive challenges; and
- increase the operating efficiency and productivity of our network.

   Our total investment in property, plant and equipment increased from about $7.5 billion at year-end 1992 to $8.4 billion at year-end 1997, after giving effect to retirements but before deducting accumulated depreciation at either date. Growth in capital expenditures was driven by demand in our business and regulatory requirements, such as those related to the 1996 Act. Capital expenditures, the single largest use of our funds, were $416 million in 1997, $437 million in 1996 and $378 million in 1995.

   Our capital spending is based on customer needs and Ameritech's overall business plans. Investments in technologies that will enable us to provide customers with new products and services represent a high priority. We continued to modernize our network throughout 1997. By investing in our telecommunications infrastructure, we can anticipate and meet the demands on the network by customers seeking Internet access, high speed data transmission, information management and other communications services.

Item 3.  Legal Proceedings.

   The United States District Court for the District of Columbia signed and approved a Plan of Reorganization in connection with AT&T's divestiture, effective January 1, 1984, of certain assets to the RHCs, including Ameritech. The Plan provides for the recognition and payment of liabilities that are attributable to predivestiture events (including transactions to implement the divestiture) but that do not become certain until after the divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the Bell Companies' (the former Bell telephone company subsidiaries of AT&T) rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

   With respect to these liabilities, under agreements entered into at divestiture AT&T and the Bell Companies will share:

- the costs of any judgment or other determination of liability entered by a court or administrative agency;
- the costs of defending the claim (including attorneys' fees and court costs); and
- the cost of interest or penalties with respect to any judgment or determination.

   Unless the affected parties agree otherwise, the general rule is that responsibility for contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less accumulated depreciation) as of January 1, 1984. Different allocation rules apply to liabilities which relate exclusively to predivestiture interstate or intrastate operations.

   In January 1995, Ameritech and the other RHCs agreed to terminate the sharing arrangement among the Bell Companies with respect to predivestiture contingent liabilities for certain matters. AT&T did not enter into the agreement and, accordingly, the sharing arrangement remains in effect with respect to AT&T's predivestiture liabilities and AT&T's share of Bell Company predivestiture liabilities.

   In November 1997, we reached an agreement in principle to settle class action lawsuits regarding our inside wire maintenance and LINE-BACKERr services. Those customers who subscribe to these services pay a monthly fee to cover repairs to inside telephone wiring and jacks. They thereby avoid charges for labor and material at the time of repair. The lawsuits charged unfair sales practices and violations of the antitrust laws allegedly arising from our sales and marketing practices. The settlement consists of, among other things, free calling card and pay-per-use services over specified time periods, as well as billing credits.

   We are also subject to claims arising in the ordinary course of business. Although we cannot be sure of the outcome of any litigation, in management's opinion any financial impact would not have a material effect on our financial results.

                                PART II

Item 6.  Selected Financial and Operating Data.

                    MICHIGAN BELL TELEPHONE COMPANY
                 SELECTED FINANCIAL AND OPERATING DATA
                         (Dollars in Millions)

                               1997      1996      1995      1994      1993
                               ----      ----      ----      ----      ----
Revenues
 Local service...........  $1,524.4  $1,405.9  $1,258.9  $1,165.6  $1,092.1
 Interstate
  network access.........     631.1     591.5     555.2     547.7     512.6
 Intrastate
  network access.........     205.5     187.5     189.6     202.3     201.5
 Long distance...........     737.1     761.7     724.1     709.7     695.8
 Other...................     286.7     291.7     236.6     229.4     287.5
                           --------  --------  --------  --------  --------
Total revenues...........   3,384.8   3,238.3   2,964.4   2,854.7   2,789.5
Operating expenses*......   2,349.8   2,244.5   2,106.9   2,379.7   2,195.0
                           --------  --------  --------  --------  --------
Operating income.........   1,035.0     993.8     857.5     475.0     594.5
Interest expense.........      82.9      85.1      90.3      97.1     104.8
Other (income) expense,
 net.....................     (14.4)     (9.4)     (3.4)     (4.8)      6.0
Income taxes.............     336.7     316.0     259.2     103.4     140.5
                           --------  --------  --------  --------  --------
Income before
 extraordinary item......     629.8     602.1     511.4     279.3     343.2
Extraordinary item **....       -         -         -      (599.1)      -
                           --------  --------  --------  --------  --------
Net income (loss)........  $  629.8  $  602.1  $  511.4  $ (319.8) $  343.2
                           --------  --------  --------  --------  --------
Total assets.............  $4,072.5  $4,137.8  $4,135.6  $4,033.8  $5,259.2
Property, plant
 and equipment, net......  $2,937.2  $3,041.0  $3,118.2  $3,228.3  $4,382.8
Capital expenditures,
 net.....................  $  416.2  $  436.9  $  377.6  $  364.7  $  452.1
Long-term debt...........  $  993.8  $1,094.2  $1,093.1  $1,128.9  $1,132.4
Debt ratio...............      43.8 %    47.0 %    46.1 %    52.9 %    46.3 %
Return on average
 equity..................      42.9 %    42.8 %    40.3 %   (19.5)%    19.6 %
Return on average
 total capital...........      27.1 %    26.3 %    23.5 %    (7.0)%    13.2 %
Pretax interest
 coverage................      12.7      11.9       9.7       5.0       5.3
Customer lines,
 end of year (000s) .....     5,316     5,124     4,979     4,747     4,563
Customer lines served by -
 Digital electronic
  offices................      82.8 %    82.5 %    80.5 %    76.0 %    68.0 %
 Analog electronic
  offices................      17.2 %    17.5 %    19.5 %    24.0 %    31.0 %
Customer lines
 per employee............       434       426       401       372       313
Employees, end of year...    12,249    12,026    12,405    12,761    14,561
-------------------

   * As discussed in Note E to the financial statements, 1995 operating expenses include a net work force restructuring credit of $64.9 million, while 1994 operating expenses include a nonmanagement work force restructuring charge of $174.4 million.

 ** We had a noncash after-tax extraordinary charge in 1994 of $599.1 million as a result of discontinuing the application of FAS 71 (accounting in a regulatory environment).

Item 7. Management's Discussion and Analysis of Results of Operations. (Dollars in Millions)

   Following is a discussion and analysis of our results of operations for the year ended December 31, 1997 and for the year ended December 31, 1996, which is based on the Statements of Income and Accumulated Deficit. Other pertinent data is also set forth in Selected Financial and Operating Data.

Results of Operations

Revenues

   Total operating revenues were $3,384.8 million for 1997 and $3,238.3 million for 1996. The increase of $146.5 million or 4.5% consisted of the following:

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
     Local service.........   $1,524.4  $1,405.9  $  118.5      8.4

   Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. Local service revenues increased in 1997 due primarily to greater sales of call management services, such as call waiting and Caller ID, as well as increased usage of these services on a pay-per-use basis. Access lines in service increased 3.8% to 5,316,000 as of December 31, 1997 compared with 5,124,000 as of December 31, 1996, largely due to second line additions by residential and small business customers for Internet access and data transport. Rate increases also contributed to the revenue increase.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
     Network access
      Interstate...........   $ 631.1   $ 591.5   $   39.6      6.7
      Intrastate...........     205.5     187.5       18.0      9.6

   Network access revenues are fees charged to interexchange carriers that use our local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance networks. These revenues result from both interstate and intrastate services. Interstate network access revenues increased in 1997 due primarily to an increase in network minutes of use resulting from overall growth in the volume of calls handled for interexchange carriers. Demand for dedicated services increased, resulting from growth in the number of Internet service providers and other high-capacity users of our network. This increase was partially offset by net rate reductions. Minutes of use related to interstate calls increased by 5.1% in 1997 compared with the prior year.

   Intrastate network access revenues increased in 1997 due primarily to volume increases, largely due to increased demand for network access by alternative providers of intraLATA toll service. Rate reductions partially offset this increase. Minutes of use related to intrastate calls increased 14.9% compared with the prior year.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Long distance.........  $ 737.1   $ 761.7   $  (24.6)    (3.2)

   Long distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). Long distance service revenues decreased in 1997 due primarily to volume decreases. We have implemented Dial-1-plus capability on over 70% of our access lines. Rate increases partially offset this decrease.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Other.................  $ 286.7   $ 291.7   $   (5.0)    (1.7)

   Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues decreased in 1997 due primarily to a decrease in directory advertising revenues. Increased sales of equipment and other nonregulated services, such as voice messaging and inside wire installation and maintenance, partially offset this decrease.

   We have entered into a new agreement with Ameritech Publishing, Inc. (API), a wholly owned subsidiary of Ameritech, for the publishing and distribution of directories. This agreement, which was effective July 1, 1997, reduced our revenues from directory services by approximately $77.2 million on an annual basis, or $38.6 million in 1997. For a complete discussion of the new directory agreement, see the section entitled "Other Matters - Directory Publishing Agreement."

Operating Expenses

   Total operating expenses in 1997 increased by $105.3 million or 4.7% to $2,349.8 million. The increase resulted primarily from higher employee-related expenses and other operating expenses, partially offset by a decrease in taxes other than income taxes, as discussed below.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Employee-related
       expenses.............  $ 666.1   $ 646.0   $   20.1      3.1

   Employee-related expenses increased in 1997 due primarily to increased wage rates and overtime expenses, partially offset by lower overall force levels. Higher employee benefit expenses also contributed to the increase.

   Most of our nonmanagement work force (about 85% of total employees) is represented by the Communications Workers of America
(CWA). In September 1995, members of the CWA ratified a three-year contract with Ameritech, expiring on August 8, 1998. The contract included basic wage increases and signing bonuses, and addressed issues such as wages, benefits, employment security, training and retraining and other conditions of employment. In addition, union employees now receive their annual bonuses in the form of Ameritech stock instead of cash.

   There were 12,249 employees as of December 31, 1997, compared with 12,026 as of December 31, 1996.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Depreciation and
       amortization.........  $ 523.8   $ 523.1   $    0.7      0.1

   Depreciation and amortization expense increased in 1997 due primarily to higher average property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increase as we used shorter depreciable lives for newer technologies.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Other operating
       expenses.............  $1,019.6  $ 931.8   $   87.8      9.4

   Other operating expenses increased in 1997 due primarily to higher contract and affiliated services expenses related primarily to systems programming and reengineering, as well as higher access charge expenses resulting from increased calling volumes. Increased advertising expenses, resulting from increased sales efforts for equipment and call management services, such as voice messaging and other nonregulated services also contributed to the increase. Lower use fees for switching system software, partially offset these increases.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Taxes other than
       income taxes.........  $ 140.3   $ 143.6   $   (3.3)    (2.3)

   Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes decreased in 1997 due primarily to the effects of a favorable settlement related to the single business tax. Increased property taxes, resulting from higher assessed valuation and property tax rates, partially offset the decrease.

Other Income and Expenses

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Interest expense......  $  82.9   $  85.1   $   (2.2)    (2.6)

   Interest expense decreased in 1997 due primarily to lower interest on borrowings from the Ameritech short-term funding pool, reflecting lower average short-term debt balances, as well as lower miscellaneous interest charges.

                                                     Change
                                                     Income   Percent
                                 1997      1996    (Expense)  Change
                                 ----      ----    --------   ------
      Other income,
       net..................  $  14.4   $   9.4   $    5.0     53.2

   Other income, net includes equity earnings of affiliates, interest income and other nonoperating items. Other income increased in 1997 due primarily to higher equity earnings from Ameritech Services, Inc. (ASI), largely resulting from ASI's gain on the sale of its investment in Bellcore in November 1997.

                                                   Increase   Percent
                                 1997      1996   (Decrease)  Change
                                 ----      ----    --------   ------
      Income taxes..........  $ 336.7   $ 316.0   $   20.7      6.6

   Income taxes increased in 1997 due primarily to the tax impacts resulting from the centralization of the administration of benefits for employees as further discussed in Note B, as well as the increase in pretax earnings discussed above.

Other Matters

Competition

   Because of the 1996 Act, the communications landscape is rapidly changing. The law, among other things, was designed to foster local exchange competition by establishing a regulatory framework to govern the provision of local and long distance telecommunications services. The 1996 Act permits Ameritech and the other RHCs to provide interLATA long distance services only after satisfying the conditions of the new law for opening local markets to competition and demonstrating to the FCC that such provision is in the public interest. The 1996 Act establishes a national policy that calls for competition and open markets, not regulatory management, as the basic business environment. This public policy change opens a host of business opportunities for providers of all forms of communications, enabling them to become full service providers of voice, video, data, local and long distance services for their customers. As a result of the new law, consumers can expect to see more choices and receive greater value for these and other services.

   With the passage of the 1996 Act and earlier regulatory initiatives, our local service markets have been opened to competition from interexchange carriers, cable TV providers and other local service providers. Interconnection agreements with these providers require us to allow access to network elements at cost-based rates or services at wholesale rates for resale to the public. Competitive entry by these providers may result in some downward pressure on local service revenues as a portion of our revenue shifts from local service at retail prices to network access at lower rates.

   We have signed a significant number of interconnection and resale agreements with competitors as required by the 1996 Act to gain permission for Ameritech to offer interLATA long distance service. FCC rules require that interLATA long distance service be offered by a separate Ameritech subsidiary. As a result, Ameritech's entry into this market will not generate long distance revenues for Michigan Bell to offset the potential revenue decline brought by local service competition.

   It is impossible to predict the specific impact of the 1996 Act and other changes in the industry on our business or financial results. Notwithstanding the potential for an adverse effect on our revenue streams, we intend to pursue growth opportunities in our local exchange business.

Regulatory developments

   In July 1997, the Eighth Circuit Court of Appeals in St. Louis struck down several provisions of an August 1996 FCC order regarding the interconnection provisions of the 1996 Act. The Court ruled, among other things, that the FCC's pricing guidelines intrude upon the rights of state commissions to implement key elements of the 1996 Act and that the FCC lacks jurisdiction to review state commission decisions regarding interconnection agreements between incumbent local exchange carriers (LECs) and their competitors. The Court also ruled that the FCC's requirement allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements does not promote negotiated agreements and is unreasonable.

   The Court also ruled, and clarified in a subsequent October rehearing order, that if new entrants to the local exchange market wish to purchase network elements at cost-based prices, they must combine the elements themselves. The United States Supreme Court is scheduled to review these and related rulings in October 1998, with a decision expected late this year or the beginning of next year.

   In January 1998, the Eighth Circuit Court ordered the FCC to uphold the court's earlier ruling transferring the power of the federal agency to set terms on prices and connections to local phone networks to the state commissions. The order came a day before the United States Supreme Court agreed to consolidate numerous appeals centering on the 1996 Act filed by AT&T, MCI, the FCC and others. Barring additional action, the case will be argued before the Supreme Court in October 1998.

   In December 1997, the United States District Court in Wichita Falls, Texas, declared unconstitutional a key part of the 1996 Act that excludes only the RHCs' landline communications companies from the long distance market. Two of those companies, SBC Communications Inc. and US West Communications, Inc. initiated the lawsuit. Long distance industry opponents of the ruling, the FCC and the Department of Justice asked the court for an injunction barring SBC Communications, US West and Bell Atlantic Corporation, which joined in the suit, from preparing to provide in-region long distance service until the court ruled on their stay requests. In February 1998, the court issued two orders - the final judgment giving legal effect to the court's earlier opinion and an order staying that decision pending resolution of appeals from it. The court denied the motions for injunctions.

   In addition, BellSouth Communications, Inc. brought two appeals to the United States Court of Appeals for the District of Columbia challenging the constitutionality of many of the same provisions of the 1996 Act for which SBC Communications and US West sought review in the Texas District Court. One action challenges the section of the 1996 Act covering electronic publishing and another challenges the sections which address long distance. Ameritech has intervened in this later appeal. Consequently, the Fifth Circuit Court and the D.C. Circuit Court are deciding the constitutionality of the provisions of the 1996 Act specifically applicable to the RHCs' landline communications companies.

   On May 7, 1997, the FCC issued three closely related orders addressing revisions to the price cap plan for LECs, interstate access charge reform and funding for universal service. In its access charge reform order, the FCC adopted changes to its tariff structure requiring LECs to use rates that reflect the type of costs incurred.

   The new price cap rules are reducing access charges by increasing the price cap productivity offset factor to 6.5% from the prior 5.3% and by applying this factor uniformly to all access providers. The new rates were effective July 1, 1997 and LECs were required to compute the new rates as if the 6.5% productivity factor had been in effect since July 1, 1996.

   The new rules also require creation of a multi-billion-dollar interstate universal service fund for subsidizing low-income customers, high cost service areas, rural health care providers, schools and libraries. Telecommunications service providers began paying into the universal service fund starting January 1, 1998. Subsidies to low-income and rural customers became available January 1, 1998, and funds for linking schools and libraries to the Internet will be available as needed.

   We do not expect these reforms to have a material impact on our revenue streams; however, the nature and timing of these reforms may evolve as the FCC considers input from state commissions, potential legal challenges and the ongoing implementation of other provisions of the Telecommunications Act of 1996.

Dial-1-Plus

   In 1996, the MPSC ordered us to provide statewide dialing parity (the ability to choose an alternate carrier for intraLATA toll calls by dialing 1 before the phone number) on intraLATA toll calls or to discount intraLATA toll access rates. In January 1997, the Michigan Court of Appeals issued a stay of the MPSC order. In August, the Michigan Supreme Court declined AT&T's and MCI's motion to vacate the Court of Appeals' stay. The Court of Appeals held oral arguments on the main appeal in October, but has not issued a decision. To date, we are providing Dial-1-plus capability in Michigan in over 70% of our access lines on a voluntary basis. We have reduced certain access fees to long distance companies in Michigan by 55% where Dial-1-plus capability does not exist.

Directory Publishing Agreement

   We had an agreement with Ameritech Publishing, Inc. (API), a wholly owned subsidiary of Ameritech doing business as Ameritech Advertising Services, under which API published and distributed classified directories under our license and provided services to us relating to both classified and alphabetical directories. API paid license fees to us under the agreement. That agreement terminated effective June 30, 1997. We have entered into a subsequent agreement with API effective July 1, 1997 under which we furnish to API certain services and data to be used by them in publishing and distributing classified and alphabetical directories. In exchange, we receive compensation for the services and data.

Year 2000 costs

   We currently operate numerous date-sensitive computer applications and network systems throughout our business. As the century change approaches, it is essential for us to ensure that these systems properly recognize the year 2000 and continue to process operational and financial information. In May 1996, we began, through ASI, our internal assessment of our requirements and made appropriate inquiries of vendors and consultants. We believe that we have identified most application software and systems issues and we are making changes to allow for almost a full year of additional testing in 1999. During the next two years, Ameritech and all of its subsidiaries, including Michigan Bell, anticipate incurring additional costs in this effort of approximately $200 million, and expect to incur these costs ratably during this time frame. However, because of the complexity of the issue and possible unidentified risks, actual costs may vary from the estimate. Management believes we can incur these costs without adversely affecting future operating results.

New accounting pronouncements

   In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and requires that all components of comprehensive income be reported in a financial statement having the same prominence as other financial statements. For us, FAS 130 is effective in 1998, and it requires reclassification of prior period financial statements provided for comparative purposes. Adoption of this standard should have little effect on our financial statements, since the new requirements primarily involve modifications to the way that existing information is displayed.

   Also in June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective in 1998, but need not be applied to interim financial statements in that year. Comparative information for earlier years must be restated.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for the capitalization of certain computer software costs developed or obtained for our internal applications, such as:

- external direct costs of materials and services, such as programming costs,
- payroll costs for employees devoting time to the software project, and
-  interest costs to be capitalized.

   Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998, however earlier application is encouraged. We have not yet quantified the impacts of adopting this SOP on our financial statements and have not determined the timing of our adoption. We have historically expensed most computer software costs as incurred.

Disclosures about market risk

   We are exposed to market risks primarily from changes in interest rates. To manage our exposure to these fluctuations, Ameritech occasionally enters into various hedging transactions that have been authorized according to documented policies and procedures. Ameritech does not use derivatives for trading purposes, or to generate income or to engage in speculative activity, and Ameritech never uses leveraged derivatives.

   Our exposure to interest rate fluctuations results primarily from our borrowings from the Ameritech short-term funding pool, which Ameritech funds using commercial paper borrowings, and from potential changes in the fair value of our fixed rate bonds and debentures. With respect to short-term and long-term debt, Ameritech measures the duration of its overall debt portfolio, including debt issued by Michigan Bell, to determine its exposure to interest rate fluctuations. Ameritech then uses derivatives, including interest rate swaps and swaptions, to manage the duration of the portfolio.

   As of December 31, 1997, Ameritech estimated the potential loss that it could incur from adverse changes in interest rates using the value-at-risk estimation model. The value-at-risk model uses historical interest rates to estimate the volatility of these rates in future periods, and to estimate a potential loss in fair market value using statistical modeling techniques. Using a confidence level of 95%, Ameritech estimated that we could incur potential fair value losses of $5.2 million related to our fixed-rate bonds and debentures in a given one day period. These fair value losses would have no impact on our results of operations or financial condition. They did not estimate potential losses related to the short-term funding pool because their commercial paper borrowings are not readily attributable to individual subsidiaries.

   The 95% confidence interval signifies Ameritech's degree of confidence that actual losses would not exceed the estimated losses. The estimated loss disregards the possibility that interest rates could move in our favor, since the value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that we could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the financial markets.

Private securities litigation reform act safe harbor statement

   The above discussion contains certain forward-looking statements that involve potential risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include:

-  changes in economic and market conditions,
-  effects of state and federal regulation, and
-  the impact of new technologies.

   You should not place undue reliance on these forward-looking statements, which are applicable only as of the date hereof. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

Item 8.  Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowner of Michigan Bell Telephone Company

   We have audited the accompanying balance sheets of Michigan Bell Telephone Company (a Michigan Corporation) as of December 31, 1997 and 1996, and the related statements of income and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Michigan Bell Telephone Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Chicago, Illinois
January 13, 1998

                      MICHIGAN BELL TELEPHONE COMPANY
                STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                           (Dollars in Millions)

                                              Year Ended December 31,
                                              -----------------------
                                            1997        1996        1995
                                            ----        ----        ----

 Revenues
   Local service...................    $ 1,524.4   $ 1,405.9   $ 1,258.9
   Interstate network access.......        631.1       591.5       555.2
   Intrastate network access.......        205.5       187.5       189.6
   Long distance...................        737.1       761.7       724.1
   Other...........................        286.7       291.7       236.6
                                       ---------   ---------   ---------
                                         3,384.8     3,238.3     2,964.4
                                       ---------   ---------   ---------
 Operating expenses
   Employee-related expenses.......        666.1       646.0       671.4
   Depreciation and amortization...        523.8       523.1       492.7
   Other operating expenses........      1,019.6       931.8       872.9
   Restructuring credits...........          -           -         (64.9)
   Taxes other than income taxes...        140.3       143.6       134.8
                                       ---------   ---------   ---------
                                         2,349.8     2,244.5     2,106.9
                                       ---------   ---------   ---------
 Operating income..................      1,035.0       993.8       857.5
 Interest expense..................         82.9        85.1        90.3
 Other income, net.................         14.4         9.4         3.4
                                       ---------   ---------   ---------
 Income before income taxes........        966.5       918.1       770.6
 Income taxes......................        336.7       316.0       259.2
                                       ---------   ---------   ---------
 Net income........................        629.8       602.1       511.4
 Accumulated deficit,
  beginning of year................       (347.2)     (418.2)     (560.3)
 Less, dividends...................        582.1       531.1       369.3
                                       ---------   ---------   ---------
 Accumulated deficit,
  end of year......................    $  (299.5)  $  (347.2)  $  (418.2)
                                       =========   =========   =========



The accompanying notes are an integral part of the financial statements.

                      MICHIGAN BELL TELEPHONE COMPANY
                               BALANCE SHEETS
                           (Dollars in Millions)

                                                  As of December 31,
                                                 -------------------
                                                   1997        1996
                                                   ----        ----
  Assets


   Current assets
     Cash and temporary
      cash investments.....................   $    12.8   $     0.2
     Receivables, net
      Customers and agents
       (less allowance for
       uncollectibles of $76.1 and
       $52.0, respectively)................       654.3       708.5
      Ameritech and affiliates.............         4.4         9.8
      Other................................        21.6        19.1
     Material and supplies.................         6.8         6.5
     Prepaid and other.....................        18.2        11.5
                                              ---------   ---------
                                                  718.1       755.6
                                              ---------   ---------
   Property, plant and equipment
     In service............................     8,321.3     8,052.9
     Under construction....................        41.8        19.7
                                              ---------   ---------
                                                8,363.1     8,072.6
     Less, accumulated depreciation........     5,425.9     5,031.6
                                              ---------   ---------
                                                2,937.2     3,041.0
                                              ---------   ---------
   Investments, principally
    in affiliates..........................        92.5        69.7
   Other assets and deferred charges.......       324.7       271.5
                                              ---------   ---------
  Total assets.............................   $ 4,072.5   $ 4,137.8
                                              =========   =========
  Liabilities and shareowner's equity

   Current liabilities
     Debt maturing within one year
      Ameritech............................   $    50.2   $   138.3
      Other................................       101.5         2.1
     Accounts payable
      Ameritech Services, Inc. (ASI).......        53.0       114.8
      Ameritech and affiliates.............        41.0        34.8
      Other................................       157.0       140.9
     Other current liabilities.............       277.0       276.6
                                              ---------   ---------
                                                  679.7       707.5
                                              ---------   ---------
   Long-term debt..........................       993.8     1,094.2
                                              ---------   ---------
   Deferred credits and other long-term liabilities
     Accumulated deferred
      income taxes.........................       138.5       134.8
     Unamortized investment
      tax credits..........................        37.5        47.5
     Postretirement benefits
      other than pensions..................       663.6       675.1
     Long-term payable to ASI..............        18.6        20.1
     Other.................................        70.3        65.5
                                              ---------   ---------
                                                  928.5       943.0
                                              ---------   ---------
   Shareowner's equity
     Common stock ($14 2/7 par value;
      120,810,000 shares
      authorized; 120,526,415
      issued and outstanding)..............     1,721.8     1,721.8
     Proceeds in excess of par value.......        48.2        18.5
     Reinvested earnings...................      (299.5)     (347.2)
                                              ---------   ---------
                                                1,470.5     1,393.1
                                              ---------   ---------
  Total liabilities and
   shareowner's equity.....................   $ 4,072.5   $ 4,137.8
                                              =========   =========

  The accompanying notes are an integral part of the financial statements.

                      MICHIGAN BELL TELEPHONE COMPANY
                          STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)

                                              Year Ended December 31,
                                              -----------------------
                                            1997        1996        1995
                                            ----        ----        ----

Cash flows from operating activities:
 Net income........................    $   629.8   $   602.1   $   511.4
 Adjustments to net income:
   Restructuring credits,
    net of tax.....................          -           -         (42.0)
   Depreciation and amortization...        523.8       523.1       492.7
   Deferred income taxes, net......         (1.4)       18.5        16.5
   Investment tax credits, net.....        (10.0)       (8.4)      (13.9)
   Capitalized interest............         (1.3)       (1.9)       (1.7)
   Change in accounts receivable...         57.1       (73.3)     (128.5)
   Change in material and supplies.         (7.7)       (5.7)       15.8
   Change in certain other
    current assets.................         (7.2)       10.6         5.1
   Change in accounts payable......        (39.5)      (54.4)       25.2
   Change in certain other
    current liabilities............          5.4        13.2       (15.2)
   Change in certain noncurrent
    assets and liabilities.........        (34.0)      (35.4)      (43.8)
   Other operating activities, net.          2.7        (9.6)       (2.9)
                                       ---------   ---------   ---------
Net cash from operating
  activities.......................      1,117.7       978.8       818.7
                                       ---------   ---------   ---------

Cash flows from investing activities:
 Capital expenditures, net.........       (414.2)     (433.3)     (379.2)
 Additional investments............        (22.7)        -           -
 Proceeds from (cost of)
   disposals of property,
   plant and equipment, net........          2.2        (1.8)       (4.2)
 Other investing activities, net...          1.0         0.3         0.5
                                       ---------   ---------   ---------
Net cash from investing
  activities.......................       (433.7)     (434.8)     (382.9)
                                       ---------   ---------   ---------

Cash flows from financing activities:
 Intercompany financing, net.......        (88.1)      138.3      (193.6)
 Change in short-term debt.........          -          (0.8)        1.5
 Retirements of long-term debt.....         (1.3)      (36.5)       (2.3)
 Dividend payments.................       (582.1)     (661.9)     (238.5)
 Other financing activities, net...          0.1         -           -
                                       ---------   ---------   ---------
Net cash from financing
  activities.......................       (671.4)     (560.9)     (432.9)
                                       ---------   ---------   ---------

Net increase (decrease) in cash and
 temporary cash investments........         12.6       (16.9)        2.9
Cash and temporary cash
  investments, beginning of year...          0.2        17.1        14.2
                                       ---------   ---------   ---------
Cash and temporary cash
  investments, end of year.........    $    12.8   $     0.2   $    17.1
                                       =========   =========   =========


The accompanying notes are an integral part of the financial statements.

                  MICHIGAN BELL TELEPHONE COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                       (Dollars in Millions)

A.  Significant Accounting Policies

   Nature of Operations - Michigan Bell Telephone Company is a wholly owned subsidiary of Ameritech Corporation (Ameritech). Ameritech is also the parent of Illinois Bell Telephone Company, Indiana Bell Telephone Company, Incorporated, The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (referred to with Michigan Bell collectively as the "Ameritech landline communications subsidiaries"). We provide a wide variety of communications services in Michigan, including local exchange and toll service, network access and telecommunications products.

   See discussion of Competition and Regulatory developments in Other Matters in Management's Discussion and Analysis of Results of Operations.

   Basis of Accounting - We have prepared the financial statements in accordance with generally accepted accounting principles (GAAP). The financial statements include all accounts of Michigan Bell.

   Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Transactions with Affiliates - We have various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

   1. Ameritech Services, Inc. (ASI) - ASI, an Ameritech-controlled affiliate in which we have 26% ownership, provides planning, development, management, procurement and support services to all of the Ameritech landline communications subsidiaries. We also provide certain services and facilities to ASI.


                                      1997        1996        1995
                                      ----        ----        ----
  Purchases of
   materials and charges
    for services from ASI.....    $  652.3    $  637.8   $   651.3
  Recovery of
   costs for services
    provided to ASI...........        12.8        11.9        12.9

   2. Ameritech (our parent) - Ameritech provides various administrative, planning, financial and other services to us, and bills these services at cost.

                                      1997        1996        1995
                                      ----        ----        ----
    Charges incurred..........    $   37.6    $   34.6   $    31.6

   3. Ameritech Publishing, Inc. (API), a wholly owned subsidiary of Ameritech doing business as Ameritech Advertising Services - We had an agreement with API under which we furnished to API certain services and data to be used by API in producing and distributing classified and alphabetical directories. In exchange, we received a fixed fee plus compensation for the services and data. That agreement terminated effective June 30, 1997. We have entered into a subsequent agreement with API effective July 1, 1997 under which we furnish to API certain services and data to be used by them in publishing and distributing classified and alphabetical directories. In exchange, we receive compensation for the services and data.

                                      1997        1996        1995
                                      ----        ----        ----
    Fees paid to Michigan Bell
     by API....................   $   43.1    $   82.1   $    86.4

    Fees paid by Michigan Bell
     to API....................        0.7         0.7         0.6

   4. Ameritech Information Systems, Inc. (AIS), a wholly owned subsidiary of Ameritech - We reimburse AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                      1997        1996        1995
                                      ----        ----        ----
             Charges incurred ..  $   45.6   $    30.8      $ 18.9

   5. Bell Communications Research, Inc. (Bellcore) - Bellcore provides research and technical support to the landline communications subsidiaries. Prior to November 1997, ASI had a one-seventh ownership interest in Bellcore and billed us for costs. In November 1997, ASI sold its interest in Bellcore. The amount for 1997 below includes charges incurred through the date Bellcore was sold.

                                      1997        1996        1995
                                      ----        ----        ----
             Charges incurred...  $   27.8   $    23.3      $ 24.3

   Property, Plant and Equipment - We state property, plant and equipment at original cost. The provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of property, plant and equipment with similar characteristics.

   The following is a summary of average lives used to determine the provision for depreciation:

           Asset Category                        Years
           --------------                        -----
           Central office equipment
             Digital switching..................  7
             Circuit accounts...................  7
           Copper and fiber cable
            and wire facilities.................  15
           All other............................  various

   Generally, when depreciable plant is retired, the amount at which such plant has been carried in property, plant and equipment in service is charged to accumulated depreciation. The cost of maintenance and repairs of plant is charged to expense.

   Investments - Our investment in ASI (26% ownership and $67.3 million as of December 31, 1997) is reflected in the financial statements using the equity method of accounting. We carry all other investments at cost. Derivative transactions, if any, are executed by Ameritech. We had no derivative transactions in 1997 or 1996.

   Material and Supplies - We state inventories of new and reusable material and supplies at the lower of cost or market with cost generally determined on an average-cost basis.

   Income Taxes - Ameritech includes Michigan Bell in the federal income tax return filed by Ameritech and its subsidiaries. We determine our provision for income taxes on a separate company basis.

   We determine deferred tax assets and liabilities at the end of each period based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. We measure deferred income tax expense as the change in the net deferred income tax asset or liability during the year.

   We use the deferral method of accounting for investment tax credits by amortizing realized credits as reductions in tax expense over the life of the plant that gave rise to the credits.

   Temporary Cash Investments - Temporary cash investments are stated at cost which approximates market value. We consider all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

   Advertising Costs - We charge advertising costs to operations as incurred.

   Revenue Recognition - We generally recognize revenues as services are provided or products are delivered to customers. We bill certain local telephone revenues in advance, resulting in deferred revenues.

   Short-Term Financing Arrangement - Ameritech provides short-term financing and cash management services to its subsidiaries, including Michigan Bell. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirements of its subsidiaries and invests short-term excess funds on their behalf. (See Note F).

The results were as follows:
                                      1997        1996        1995
                                      ----        ----        ----

  Interest charged to
   Michigan Bell
    by Ameritech
    for financing.............    $    0.7    $    2.7   $     5.6
  Cash management interest
   income earned
    by Michigan Bell..........         4.4         0.9         0.2

   Reclassifications - We made certain reclassifications to the December 31, 1996 balances to correspond to the presentation as of December 31, 1997.

B.  Investment in Preferred Stock

   In June 1997, Ameritech centralized the administration of benefits for employees who had retired from Michigan Bell and other subsidiaries as of December 31, 1996. In connection therewith, we hold approximately $23.2 million in preferred stock issued by the Ameritech subsidiary responsible for administration of these benefits. This subsidiary began paying benefits on our behalf in July 1997. We account for these benefit payments made on our behalf as a capital contribution in the shareowner's equity section of the balance sheets, with a corresponding reduction in the postretirement benefit obligation. This contribution for the year ended December 31, 1997 was $29.5 million.

C.  Income Taxes

  The components of income tax expense were as follows:
                                         1997       1996        1995
                                         ----       ----        ----
Federal
   Current........................  $   345.8  $   302.8   $   231.4
   Deferred, net...................      (1.4)      19.2        39.1
   Investment tax credits, net.....     (10.0)      (8.4)      (13.9)
                                    ---------  ---------   ---------
 Total.............................     334.4      313.6       256.6
                                    ---------  ---------   ---------
State and local
   Current.........................       2.3        3.1         2.3
   Deferred, net...................       -         (0.7)        0.3
                                    ---------  ---------   ---------
   Total...........................       2.3        2.4         2.6
                                    ---------  ---------   ---------
Total income tax expense..........  $   336.7  $   316.0   $   259.2
                                    =========  =========   =========

   Total income taxes paid were $397.7 million, $301.6 million, and $232.9 million in 1997, 1996 and 1995, respectively.

   The following is a reconciliation of the statutory federal income tax rate for each of the past three years to our effective tax rate (computed by dividing total income tax expense by income before income taxes):

                                         1997       1996        1995
                                         ----       ----        ----
Statutory federal income
 tax rate.........................       35.0%      35.0%       35.0%
 State income taxes, net of
  federal benefit.................        0.2        0.2         0.2
 Reduction in tax expense due to
   amortization of investment tax
   credits........................       (0.7)      (0.6)       (1.2)
 Other............................        0.3       (0.2)       (0.4)
                                     --------   --------    --------
Effective income tax rate.........       34.8%      34.4%       33.6%
                                     ========   ========    ========

   As of December 31, 1997 and 1996 the components of long-term accumulated deferred income taxes were as follows:

                                              1997        1996
                                              ----        ----
    Deferred tax assets
     Postretirement and
      postemployment benefits.......     $   246.0   $   256.5
     Other..........................           8.5         9.7
                                         ---------   ---------
                                             254.5       266.2
                                         ---------   ---------
    Deferred tax liabilities
     Accelerated depreciation.......         294.6       315.6
     Prepaid pension cost...........          91.9        83.1
     Other..........................           6.5         2.3
                                         ---------   ---------
                                             393.0       401.0
                                         ---------   ---------
    Net deferred tax liability......     $   138.5   $   134.8
                                         =========   =========

   Deferred income taxes in current assets and liabilities relate primarily to temporary differences resulting from vacation pay and uncollectibles, and amounts in 1997 and 1996 were not material. We had immaterial valuation allowances against certain deferred tax assets as of December 31, 1997 and 1996.

D.  Property, Plant and Equipment

   The components of property, plant and equipment are as follows:

                                              1997        1996
                                              ----        ----
     Land............................    $    27.3   $    27.5
     Buildings.......................        642.5       639.1
     Central office equipment........      3,337.8     3,177.0
     Cable, wiring and conduit.......      3,966.8     3,830.3
     Other...........................        346.9       379.0
                                         ---------   ---------
                                           8,321.3     8,052.9
     Under construction..............         41.8        19.7
                                         ---------   ---------
                                           8,363.1     8,072.6
     Less, accumulated depreciation..      5,425.9     5,031.6
                                         ---------   ---------
                                         $ 2,937.2   $ 3,041.0
                                         =========   =========

   Depreciation expense on property, plant and equipment was $523.8 million, $523.1 million and $492.7 million in 1997, 1996 and 1995, respectively.

E.  Employee Benefit Plans

   Pension Plans - Ameritech maintains noncontributory defined benefit pension plans for substantially all of our employees, as well as postretirement healthcare and life insurance plans for substantially all retirees and their dependents. We accrue the cost of postretirement benefits granted to employees as expense over the period in which the employee renders services and becomes eligible to receive benefits. The costs of these plans for current and future retirees is determined using the projected unit credit actuarial method.

   The pension plans were amended in 1996 to provide a 4.5% pension increase, effective February 1, 1997, to retirees who retired prior to April 1, 1994 and are receiving annuity pension benefits. More recent retirees receive lower rates of increase. Our funding policy is to contribute an amount up to the maximum that can be deducted for federal income tax purposes. Due to the funded status of the plans, we have made contributions only to the nonqualified plan. The following table provides information on our pension credits and postretirement benefit costs for the Ameritech plans:

                                     1997         1996       1995
                                     ----         ----       ----
  Pension credits.............    $  (21.5)   $  (34.1)  $   (27.9)
  Postretirement

    benefit costs.............        64.9        72.6        66.4

   Ameritech allocates pension credits to us based upon the percentage of compensation for the management plan and based on number of employees for the nonmanagement plan. They allocate retiree health care cost to us on a per participant basis, whereas group life insurance is allocated based on compensation levels. For the pension plans, the fair value of plan assets available for plan benefits as of December 31, 1997 exceeded the projected benefit obligations. For the postretirement health care and life insurance plans, the postretirement benefit obligation as of December 31, 1997 exceeded the fair value of plan assets available for plan benefits.

   Ameritech has provided for part of the cost of the postretirement plans by making contributions for health care benefits to voluntary employee benefit association trust funds (VEBAs) and maintaining retirement funding accounts (RFAs) to provide life insurance benefits. Ameritech intends to continue to fund the nonmanagement VEBA. The nonmanagement VEBA and the RFAs earn income without tax. Plan assets consist principally of corporate securities and bonds.

   The Financial Accounting Standards Board (FASB) issued FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful.

   Certain disclosures are required to be made of the components of pension credits, postretirement benefit costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated or projected benefit obligation and the fair value of plan assets. We do not present such disclosures because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

   Ameritech has advised us of the following assumptions used to calculate pension credits, postretirement benefit costs and the funded status of the plans:

                              Pension Benefits Retiree Health and Life
                              ---------------- ----------------------
                                1997      1996      1997      1996
                                ----      ----      ----      ----
Discount rate................   7.0 %     7.5 %     7.0 %     7.5 %
Expected return
 Pension plans...............   8.4 %     8.0 %     -         -
 VEBAs.......................   -         -         8.4 %     8.0 %
 RFAs........................   -         -         8.4 %     8.0 %
Compensation increase rate...   4.1 %     4.2 %     4.1 %     4.2 %

   The assumed health care cost trend rate for 1997 was 8.0% and 8.4% in 1996 and is assumed to decrease by 0.4% per year to 4.0% in 2007 and remain at that level. A one percentage-point increase in the assumed health care cost trend rate would have increased the 1997 annual expense by approximately 16.7%, while a one percentage-point decrease in the assumed health care cost trend rate would have decreased 1997 annual expense by approximately 13.4%.

   Work Force and Other Restructuring - In March 1994, we announced a plan to restructure our existing nonmanagement work force.
Approximately 2,650 employees left Michigan Bell as a result of this restructuring.

   The cumulative gross program cost totaled $256.6 million, partially offset by settlement gains of $147.1 million for an aggregate pretax net program cost of $109.5 million, or $70.9 million after-tax. We recorded a pretax charge of $174.4 million, or $112.9 million after-tax in 1994 and in 1995, a credit of $64.9 million, or $42.0 million after-tax, as a result of this restructuring.

   Management Work Force Reductions - Effective January 1, 1995, management employees who are asked to leave Michigan Bell will receive a severance payment under the Management Separation Benefit Program (MSBP). We account for this benefit in accordance with FAS 112, "Employers' Accounting for Postemployment Benefits," accruing the separation cost when incurred. The number of employees leaving under the MSBP and the predecessor plan was 22 in 1997, 96 in 1996 and 59 in 1995.

   Settlement gains result from the payment of lump-sum distributions from the pension plans to former employees and are recorded as a credit to other operating expense. Settlement gains, net of termination costs, under the plans were $1.2 million, $8.1 million and $6.9 million in 1997, 1996 and 1995, respectively. The involuntary plans are funded from our operations and required cash payments of $0.6 million, $2.4 million and $1.6 million in 1997, 1996 and 1995, respectively.

F.  Debt Maturing Within One Year

   We include debt maturing within one year as debt in the computation of debt ratios. Debt maturing within one year consisted of the following as of December 31:

                                               1997        1996
                                               ----        ----
      Notes payable - Ameritech.......    $    50.2   $   138.3
      Other...........................          0.8         -
       Long-term debt maturing
       within one year................        100.7         2.1
                                          ---------   ---------
      Total...........................    $   151.7   $   140.4
                                          =========   =========

      Weighted average interest
       rate of notes payable,
       year-end.......................          5.8%        5.4%
                                          =========   =========

G.  Long-Term Debt

   Long-term debt consists principally of debentures and notes issued by us.

   The following table sets forth interest rates, scheduled maturities and other information on long-term debt outstanding as of December 31:
                                                   1997        1996
                                                   ----        ----
Thirty-seven year 6 3/8% debentures,
   due February 1, 2005 ...................   $   125.0   $   125.0
Forty year 7% debentures,
   due November 1, 2012.....................       75.0        75.0
Thirty year 7 1/2% debentures,
   due February 15, 2023....................      200.0       200.0
Forty year 7 3/4% debentures,
   due June 1, 2011.........................      150.0       150.0
Thirty year 7.85% debentures,
   due January 15, 2022.....................      200.0       200.0
Ten year 6 3/8% notes,
   due September 15, 2002...................      100.0       100.0
Seven year 5 7/8% notes,
   due September 15, 1999...................      150.0       150.0
Ten year 9 1/4% notes,
   due November 15, 1998....................        -         100.0
                                              ---------   ---------
                                                1,000.0     1,100.0
Capital lease obligations..................         2.5         3.8
Unamortized discount, net..................        (8.7)
(9.6)
                                              ---------   ---------
Total .....................................   $   993.8   $ 1,094.2
                                              =========   =========

   We filed a registration statement with the Securities and Exchange Commission for the issuance of up to $450.0 million in unsecured debt securities for general corporate purposes. As of December 31, 1997, none of these securities had been issued.

   Over the next five years, the 9 1/4% ten year notes ($100 million) mature in 1998, the 5 7/8% seven year notes ($150 million) mature in 1999 and the 6 3/8% ten year notes ($100 million) mature in 2002.

H.  Commitments and Contingencies

   We lease certain facilities and equipment used in our operations under both operating and capital leases. Rental expense under operating leases was $37.5 million, $36.5 million and $39.2 million for 1997, 1996 and 1995, respectively. In addition, rental expense for the leasing of equipment through Ameritech's lease financing subsidiary was approximately $4.3 million in 1997. As of December 31, 1997, the aggregate minimum rental commitments under external noncancelable leases were approximately as follows:

     Years                                  Operating    Capital
     -----                                  ---------    -------
     1998..............................     $    8.8    $    1.3
     1999..............................          6.1         1.2
     2000..............................          4.8         1.1
     2001..............................          4.5         0.4
     2002..............................          1.0         0.3
     Thereafter........................          1.5         1.2
                                            --------    --------
     Total minimum lease commitments...     $   26.7    $    5.5
                                            ========

           Less:   amount representing
                    executory costs.......                   1.2
                   amount representing
                    interest costs........                   1.0
                                                        --------
     Present value of minimum
       lease payments.....................              $    3.3
                                                        ========

   In November 1997, we reached an agreement in principle to settle a class action lawsuit regarding our inside wire maintenance and LINE-BACKERr services, subject to court approval. Those customers who subscribe to these services pay a monthly fee to cover repairs to inside telephone wiring and jacks. They thereby avoid charges for labor and material at the time of repair.

   The lawsuit charged unfair sales practices and violations of the antitrust laws allegedly arising from our sales and marketing practices. The settlement consists of, among other things, free calling card and pay-per-use services over specified time periods, as well as billing credits. Although the value to the class members is much greater, we recorded a pretax charge of approximately $3.9 million ($2.5 million after-tax) in the fourth quarter of 1997 based on the negotiated settlement terms.

I.  Financial Instruments

   The following table presents the estimated fair value of our financial instruments as of December 31, 1997 and 1996:

                                                     1997
                                                -------------
                                            Carrying      Fair
                                              Value      Value
                                              -----      -----
       Cash and temporary cash
        investments....................    $   12.8   $   12.8
       Debt............................     1,174.5    1,249.8
       Long-term payable to ASI
        (for postretirement benefits)..        18.6       18.6
       Other assets....................         4.9        4.9
       Other liabilities...............         4.2        4.2

                                                     1996
                                                -------------
                                            Carrying      Fair
                                              Value      Value
                                              -----      -----
       Cash and temporary cash
        investments....................    $    0.2   $    0.2
       Debt............................     1,262.6    1,264.3
       Long-term payable to ASI
        (for postretirement benefits)..        20.1       20.1
       Other assets....................         4.5        4.5
       Other liabilities...............         6.9        6.9

   We used the following methods and assumptions to estimate the fair value of financial instruments:

   Cash and temporary cash investments - The carrying value approximates fair value because of the short-term maturity of these instruments.

   Debt - The carrying amount (including accrued interest) of debt maturing within one year approximates fair value because of the short-term maturities involved. We estimated the fair value of long-term debt based on the year-end quoted market price for the same or similar issues.

   Other assets and liabilities - These financial instruments consist primarily of other investments and customer deposits. We based the fair values of these items on expected cash flows or, if available, quoted market prices.

   Long-term payable to ASI (for postretirement benefits) -
Carrying value approximates fair value.

J.  Stock Options

   During 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock-Based Compensation." This pronouncement requires that Ameritech calculate the value of stock options at the date of grant using an option pricing model. Ameritech elected the "pro forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. Some of our management personnel receive Ameritech stock options; however, the portion of the option programs allocable to our employees is not significant.

K.  Additional Financial Information
                                                  As of December 31,
                                                  ------------------
                                                   1997        1996
                                                   ----        ----
   Balance Sheets
   Other current liabilities:
     Accrued payroll.......................   $    22.4   $    18.8
     Compensated absences..................        44.8        44.2
     Accrued taxes.........................        98.5       130.7
     Income taxes deferred one year........       (26.7)      (26.4)
     Advance billings and customer
       deposits............................        66.3        64.8
     Accrued interest......................        25.4        25.3
     Other.................................        46.3        19.2
                                              ---------   ---------
      Total................................   $   277.0   $   276.6
                                              =========   =========

   Advertising costs were $54.0 million, $37.4 million and $42.1 million in 1997, 1996 and 1995, respectively. Interest paid was $82.8 million, $87.7 million and $91.9 million in 1997, 1996 and 1995, respectively.

   No customer accounted for more than 10% of revenues in 1997, 1996 or 1995.

L.  Other Income, Net

   The components of other income, net were as follows:

                                       1997        1996        1995
                                       ----        ----        ----
   Equity earnings of ASI ....    $    14.3   $    10.0   $     9.4
   Other, net.................          0.1        (0.6)       (6.0)
                                  ---------   ---------   ---------
     Total....................    $    14.4   $     9.4   $     3.4
                                  =========   =========   =========

M.  Quarterly Financial Information (Unaudited)

                                           Operating    Net
                                 Revenues     Income    Income
                                 --------     ------    ------
   1997
   ----
    First Quarter .............   $  843.0  $  281.2  $  170.9
    Second Quarter ............      856.4     276.1     168.7
    Third Quarter .............      828.8     218.6     127.1
    Fourth Quarter ............      856.6     259.1     163.1
                                  --------  --------  --------
      1997 Total ..............   $3,384.8  $1,035.0  $  629.8
                                  ========  ========  ========

   1996
   ----
    First Quarter .............   $  788.8  $  236.5  $  143.3
    Second Quarter ............      800.6     244.0     146.3
    Third Quarter .............      815.6     249.6     149.8
    Fourth Quarter ............      833.3     263.7     162.7
                                  --------  --------  --------
      1996 Total ..............   $3,238.3  $  993.8  $  602.1
                                  ========  ========  ========

   We have included all adjustments necessary for a fair statement of results for each period.

N.  Calculation of Ratio of Earnings to Fixed Charges

   The ratio of earnings to fixed charges of Michigan Bell for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 was 11.20,
10.55, 8.59, 4.69 and 5.22, respectively.

   For the purpose of calculating this ratio, (i) we have calculated earnings by adding to income before interest expense and extraordinary item the amount of related taxes on income, the Single Business Tax, the portion of rentals representative of the interest factor and undistributed equity earnings, (ii) we consider one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense, capitalized interest and such portion of rentals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   We have agreed with our accountants on all matters concerning accounting principles and practices, financial statement disclosure, auditing scope and procedure during the period covered by this annual report.

                              PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  Documents filed as part of the report:

    (1) Financial Statements:

                                                                  Page
                                                                  ----
        Selected Financial and Operating Data.....................   8
        Report of Independent Public Accountants..................  16
        Statements:
          Statements of
            Income and Accumulated Deficit........................  17
          Balance Sheets..........................................  18
          Statements of Cash Flows................................  19
          Notes to Financial Statements...........................  20

    (2) Financial Statement Schedule:

          II  Valuation and Qualifying Accounts..................   33

          Glossary...............................................   31

      We have omitted financial statement schedules other than the one listed above because the required information is contained in the financial statements and notes, or because such schedules are not required or applicable.

    (3) Exhibits

      We incorporate by reference the exhibits identified in parentheses below, which are on file with the SEC.

   Exhibit
   Number
   ------
    3 -   Articles of Incorporation of the Company as amended
          March 26, 1990, and By-laws of the Company as amended May 7, 1992 (Exhibit 3 to Form 10-K for
          1993, File No. 1-3499).

    4 - We are not required to file documents which define the rights of holders of long and intermediate term debt of Michigan Bell. We have agreed to furnish a copy of these documents to the SEC on request.

    10 - Reorganization and Divestiture Agreement between American Telephone and Telegraph Company, American Information Technologies Corporation and Affiliates, dated as of November 1, 1983 (Exhibit 10a to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-8612).

    12 - Computation of ratio of earnings to fixed charges for the five years ended December 31, 1997.

    23 -  Consent of Arthur Andersen LLP.

    27 -  Financial Data Schedule for the year ended December
          31, 1997.


(b)  Reports on Form 8-K:

   We did not file a Form 8-K during the fourth quarter of 1997.

                            SIGNATURES
                            ----------

Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                    MICHIGAN BELL TELEPHONE COMPANY

                                      /s/ Ronald G. Pippin
                                 -----------------------------
                                       Ronald G. Pippin,
                                 Vice President and Comptroller

March 12, 1998

Under the requirement of the Securities Exchange Act of 1934, the following people have signed this report on our behalf in the capacities indicated.

Principal Executive Officer:

 /s/ Robert N. Cooper
-----------------------------
  Robert N. Cooper,
      President

Principal Financial and Accounting Officer:

 /s/ Ronald G. Pippin
-----------------------------
  Ronald G. Pippin,
Vice President and Comptroller

Ameritech Corporation:

   /s/ Barry K. Allen
-----------------------------
     Barry K. Allen,
   Executive Vice President,
Regulatory and Wholesale Operations

The sole shareowner of the registrant, which has elected under the law of its state of incorporation to be managed by the shareowner rather than by a board of directors.

March 12, 1998

GLOSSARY

Access charges -
---------------
fees that local phone companies charge to long distance carriers for the handling of long distance calls on our local network.

Access line -
------------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

Bell Companies -
--------------
the former Bell telephone subsidiaries of AT&T, including
Ameritech's five local exchange companies in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Bundled (unbundled) network elements -
------------------------------------
two or more components of a regulated service for which one inclusive rate is charged; separate components of a regulated service for which separate rates are charged.

Call management services -
-------------------------
services that add value and convenience for phone customers, such as call waiting, call forwarding and Caller ID. These services are sold to customers individually or in packages.

Customer premises equipment (CPE) -
----------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Data services -
----------------------
services that use advanced technology to allow faster network access to the Internet and other multimedia and data services.

Derivative -
----------
an instrument that derives its value from the value of something else, usually a price index, an interest rate, a foreign exchange rate, or the price of a financial instrument or commodity.

Dial-1-plus -
---------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

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

Hedging -
-------------------
risk management activities involving derivatives.

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

Internet service providers (ISPs) -
----------------------------------
those companies providing access to the Internet and other computer-based information networks.

GLOSSARY (cont'd.)

Intrastate revenues -
--------------------
that portion of revenues regulated by state rather than federal authorities.

Landline -
--------
referring to conventional wired phone service.

Local access -
------------
the local portion of long distance calls.

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

RHCs -
----
the seven regional holding companies formed in connection with the court-approved divestiture of certain assets of AT&T Corp., formerly American Telephone and Telegraph Company. With the 1997 mergers of two of the RHCs, Pacific Telesis Group into SBC
Communications Inc. and NYNEX Corporation into Bell Atlantic
Corporation, five RHCs remain.

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

                         MICHIGAN BELL TELEPHONE COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                              (Dollars in Millions)


    COL. A        COL. B            COL. C                COL. D      COL. E
    ------        ------      -----------------           ------      ------
                                  Additions
                              -----------------
                Balance at   Charged       Charged                    Balance
                Beginning        to       to Other                   at End of
                of Period   Expense (a)  Accounts (b)  Deductions (c)  Period
                ---------   ----------   -----------   -------------   ------

Year 1997........ $  52.0    $  85.0       $144.1       $ 205.0      $  76.1
Year 1996........    37.7       83.3         84.5         153.5         52.0
Year 1995........    38.2       37.9         55.1          93.5         37.7

----------------------


   (a)Excludes direct charges and credits to expense on the statements of income and accumulated deficit related to interexchange carrier receivables.

   (b)Includes principally amounts related to the interexchange carrier receivables which are being billed by us and amounts previously written off which were credited directly to this account when recovered, as well as the reclassification in 1996 of $10.6 million from current liabilities to more accurately state the allowance.

   (c)Amounts written off as uncollectible.