Form 10-Q
period 1999-03-31
MICHIGAN BELL TELEPHONE CO
filed 1999-05-14
CIK 65622

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1999
-------------------------------------------

or
-------------------------------------------

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

At April 30, 1999, 120,526,415 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I
                           FINANCIAL INFORMATION

ITEM                                                             Page
----                                                             ----

 1.    Financial Statements
       Condensed Statements of Income and Accumulated Deficit for
          the three months ended
          March 31, 1999 and 1998                                  1


       Condensed Balance Sheets as of
          March 31, 1999 and December 31, 1998                    2-3


       Condensed Statements of Cash Flows for
          the three months ended March 31, 1999 and 1998           4


       Notes to Condensed Financial Statements                    5-7


 2.    Management's Discussion and Analysis
       of Results of Operations                                   8-22



                                  PART II
                             OTHER INFORMATION


 6.  Exhibits and Reports on Form 8-K                              23

     Glossary                                                    25-26



                                  Page i

                      Item 1 - Financial Statements
                      -----------------------------
         CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                          (Dollars in Millions)
                               (Unaudited)

                                               Three Months Ended
                                                     March 31
                                                ----------------
                                               1999          1998
                                               ----          ----
Revenues
  Local service......................       $   415.6     $   389.5
  Interstate network access..........           175.4         161.3
  Intrastate network access..........            49.6          51.7
  Long-distance services.............           180.1         181.2
  Other..............................            67.3          66.0
                                            ---------     ---------
                                                888.0         849.7
                                            ---------     ---------
Operating expenses
  Employee-related expenses..........           163.1         161.4
  Depreciation and amortization......           147.7         136.3
  Other operating expenses...........           268.2         260.4
  Taxes other than income taxes......            40.5          39.6
                                            ---------     ---------
                                                619.5         597.7
                                            ---------     ---------
Operating income.....................           268.5         252.0
Interest expense.....................            14.5          20.8
Other income, net....................             1.7           2.2
                                            ---------     ---------
Income before income taxes...........           255.7         233.4
Income taxes.........................            94.2          85.9
                                            ---------     ---------
Net income...........................           161.5         147.5

Accumulated deficit,
  beginning of period................          (275.4)       (299.5)
   Less, dividends declared .........           149.4         143.0
                                            ---------     ---------
Accumulated deficit,
  end of period......................       $  (263.3)    $  (295.0)
                                            =========     =========




See Notes to Condensed Financial Statements.

                        CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                           March 31, 1999 Dec. 31, 1998
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $    14.8     $    13.2
 Receivables, net
   Customers.................................      594.2         645.8
   Ameritech and affiliates..................        3.9          --
   Other.....................................       25.4          28.2
 Material and supplies.......................       18.8          20.6
 Prepaid and other...........................       28.0          26.9
                                               ---------     ---------
                                                   685.1         734.7
                                               ---------     ---------
Property, plant and equipment................    8,792.2       8,695.6
Less, accumulated depreciation...............    5,953.6       5,830.0
                                               ---------     ---------
                                                 2,838.6       2,865.6
                                               ---------     ---------
Investments, primarily in affiliates.........       86.6          94.0
Other assets and deferred charges............      397.7         396.4
                                               ---------     ---------
Total assets.................................  $ 4,008.0     $ 4,090.7
                                               =========     =========





See Notes to Condensed Financial Statements.

                          (Dollars in Millions)

                                           March 31, 1999 Dec. 31, 1998
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
   Ameritech................................   $   188.6     $   389.6
   Other....................................       154.6         155.1
 Accounts payable
  Ameritech Services, Inc. (ASI)............        70.1          69.0
  Ameritech and affiliates..................        48.9          54.2
  Other.....................................       184.1         171.4
 Other current liabilities..................       387.5         298.5
                                               ---------     ---------
                                                 1,033.8       1,137.8
                                               ---------     ---------
Long-term debt..............................       496.0         496.1
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........       138.3         138.9
 Unamortized investment tax credits.........        29.1          30.5
 Postretirement benefits
   other than pensions......................       645.4         648.0
 Long-term payable to ASI...................        15.8          17.2
 Other .....................................        71.2          69.7
                                               ---------     ---------
                                                   899.8         904.3
                                               ---------     ---------
Shareowner's equity
 Common shares - ($14 2/7 par value;
   120,810,000 shares authorized;
   120,526,415 issued and outstanding)......     1,721.8       1,721.8
 Proceeds in excess of par value............       119.9         106.1
 Accumulated deficit........................      (263.3)       (275.4)
                                               ---------     ---------
                                                 1,578.4       1,552.5
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 4,008.0     $ 4,090.7
                                               =========     =========





See Notes to Condensed Financial Statements.

                   CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                  Three Months Ended
                                                       March 31
                                                     -------------
                                                   1999         1998
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  161.5     $  147.5
 Adjustments to net income
  Depreciation and amortization...............      147.7        136.3
  Deferred income taxes, net..................       (6.1)        (8.1)
  Investment tax credits, net.................       (1.4)        (1.7)
  Capitalized interest........................       (0.3)        (0.4)
  Change in accounts receivable, net..........       50.5         14.6
  Change in material and supplies.............        0.7        (16.3)
  Change in certain other current assets......       (0.2)        (1.7)
  Change in accounts payable..................        8.5          4.3
  Change in certain other current
   liabilities................................       94.5        148.9
  Change in certain other noncurrent
   assets and liabilities.....................        9.2         (0.9)
  Other operating activities, net.............        7.5          8.1
                                                 --------     --------
Net cash from operating activities............      472.1        430.6
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (118.9)      (103.8)
Proceeds from disposals of
 property, plant and equipment................       (0.5)         1.2
                                                 --------     --------
Net cash from investing activities............     (119.4)      (102.6)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................     (201.0)       (50.2)
Retirements of long-term debt.................       (0.7)        (0.2)
Dividend payments.............................     (149.4)        --
                                                 --------     --------
Net cash from financing activities............     (351.1)       (50.4)
                                                 --------     --------
Net change in cash and
 temporary cash investments...................        1.6        277.6
Cash and temporary cash investments,
 beginning of period..........................       13.2         12.8
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $   14.8     $  290.4
                                                 ========     ========






See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                           MARCH 31, 1999



NOTE 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1998 Annual Report on Form 10-K.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 25 and 26.


Note 2:  Proposed Merger with SBC Communications Inc.

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

The Merger has been approved by the Board of Directors and the shareowners of each company, but remains subject to various regulatory approvals, principally by the Federal Communications Commission (FCC) and the Illinois Commerce Commission (ICC).

On March 23, 1999, the Department of Justice entered into a consent decree with Ameritech and SBC that would provide a basis for Department of Justice clearance of both the Merger and SBC's proposed acquisition of Comcast Cellular Corporation. The consent decree requires the parties to divest certain "overlapping" cellular properties in 17 markets in Illinois, Indiana and Missouri, including, as previously undertaken by Ameritech and SBC, those in Chicago and St. Louis.

On April 5, 1999, Ameritech announced an agreement to sell 20 Midwestern cellular properties for $3.27 billion in cash to a venture of GTE Corporation and Georgetown Partners, effectively meeting U.S. Department of Justice conditions for approval of the SBC-Ameritech Merger. The sale, which is contingent on the closing of the Merger, eliminates the overlapping cellular properties that would result from the Merger. The venture, led by GTE and including Georgetown Partners, will acquire Ameritech's cellular properties in Chicago, St. Louis and surrounding areas of Illinois, northwestern Indiana and Missouri. These properties include a population of 11.4 million and server nearly 1.5 million cellular customers. Up to 1,700 of Ameritech's cellular employees may transfer to GTE upon completion of the sale.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                           MARCH 31, 1999


Note 2:  Proposed Merger with SBC Communications Inc. (cont'd.)

After a required 60-day comment period on the proposed consent decree, which ends on June 28, 1999, the Department of Justice is expected to reply to any public comments and seek final approval and entry of the decree by the U.S. District Court in Washington, D.C.

On April 26, 1999, the hearing examiners of the ICC issued their revised proposed order approving the Merger subject to certain conditions. The more significant proposed conditions are to return to customers 25% of the actual net merger-related savings, which may be increased to 50% if certain performance requirements are not met. It is further proposed that SBC must not reduce certain employment levels due to the Merger, and that capital investments and charitable contributions in Illinois are continued generally at historical levels. The proposed order now goes to the commissioners of the ICC for deliberations and a vote. Under Illinois law, such vote must occur on or before June 24, 1999.

On April 8, 1999, the Public Utilities Commission of Ohio (PUCO) approved the Merger based on a settlement agreement between the PUCO staff, Ameritech, SBC, the Ohio Consumers' Counsel and certain consumer groups and new competitors of Ameritech in Ohio. The settlement, among other things, guarantees Ohio Bell workforce levels for two years, extends the Advantage Ohio price cap plan for basic residential phone rates, provides for certain discounts for resold local residential service and residential unbundled local loops to foster facilities-based residential competition, sets various competitive and service quality benchmarks and establishes monetary penalties if those benchmarks are not met, and provides financing for consumer education and community technology funds.

On May 5, 1999, the Indiana Utility Regulatory Commission (IURC) issued an order asserting that the Merger is subject to IURC approval under state law. Ameritech disagrees with the IURC's assertion of authority to vote on the Merger.

More detailed information relating to the terms and conditions of the Merger is contained in the Joint Proxy Statement/Prospectus of Ameritech and SBC dated October 15, 1998.


Note 3:  Pay Phone Per Call Compensation

In February 1999, the FCC ruled on remand from the D.C. Circuit Court that the rate interexchange carriers are to pay us for their customers' "dial-around" access or toll-free calls originating on our pay phones be decreased from $0.284 per call to $0.24 per call commencing on the April 1999 effective date of the order. The FCC also directed that a reduced rate of $0.238 per call be applied retroactively for the period from October 7, 1997 through the effective date of the FCC order. Based on the February 1999 FCC ruling, which is under appeal, our pay phone revenues were reduced by approximately $6.9 million in the first quarter of 1999.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                           MARCH 31, 1999


Note 4:  Segment Information

Michigan Bell is a wholly owned subsidiary of Ameritech Corporation. Ameritech has organized its operations using customer-focused business units, and Ameritech's management reviews operating results and allocates resources based on this structure. These business units aggregate to three reportable segments for Ameritech as a consolidated entity: communications; information and entertainment; and international. The operations of Michigan Bell are included in the results of several business units, and accordingly, Michigan Bell is not managed as a separate entity. However, all of the business units that include the results of Michigan Bell are reflected in Ameritech's communications segment. Michigan Bell therefore has operations in only one reportable segment: communications. We derive revenues from local service, network access, long-distance service and other miscellaneous products and services. Revenues derived from each of these services are shown in separate captions on the income statements on page 1.


Note 5:  Accounting for Software Costs

We implemented a new accounting requirement, Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999. This SOP, issued by the American Institute of Certified Public Accountants (AICPA) in March 1998, provides authoritative guidance for the capitalization of certain costs related to computer software developed or obtained for our internal applications.

With the implementation of the SOP in the first quarter of 1999, Ameritech and all of its subsidiaries decreased operating expenses by $21 million, including $1.1 million for Michigan Bell. Ameritech currently anticipates an annual operating expense reduction of $200 million for all of 1999. We have historically expensed most computer software costs as incurred and will be required to continue to expense all Year 2000 modification costs as incurred. We are amortizing most capitalized software over five years.

            Item 2 - Management's Discussion and Analysis
                      of Results of Operations


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1999 as compared with the first three months of 1998.

RESULTS OF OPERATIONS
---------------------
Revenues
--------

Our revenues in the first three months of 1999 were $888.0 million and were $849.7 million for the same period in 1998, an increase of $38.3 million. Growth in sales of call management services and access lines, as well as increases in switched minutes of use were the primary reasons for the increase. Net rate reductions, resulting primarily from annual access charge reductions, partially offset these increases.

---------------------------------------------------------------------
Local service
-------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  415.6   $  389.5    $  26.1      6.7

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges, certain data services and most public phone revenues. Local service revenues increased for the three months ended March 31, 1999 due largely to increased sales of call management services, resulting from strong growth in both the number of features in service and services provided on a pay-per-use basis. Access line growth of 2.5% over the prior year period, as well as rate increases, also contributed to the increase.

There were 5,479,000 access lines in service as of March 31, 1999, compared with 5,345,000 as of March 31, 1998 (restated to standardize counting of voice-grade equivalent lines).

---------------------------------------------------------------------
Network access
--------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------
Three Months Ended           $  175.4   $  161.3    $  14.1      8.7

Intrastate
----------
Three Months Ended           $   49.6   $   51.7    $  (2.1)    (4.1)

Network access revenues are fees charged to interexchange carriers that use our local landline communications network to connect customers to their long-distance networks. In addition, end users pay flat rate access fees to connect to the long-distance network. These revenues result from both interstate and intrastate services.

Interstate network access revenues increased for the three months ended March 31, 1999 due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers, and greater demand for dedicated services by Internet service providers and other high-capacity users.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------

Rate reductions, resulting primarily from the FCC annual access charge filing effective July 1, 1998, partially offset the increase. These rate reductions were partially offset by increased end user fees resulting from the number portability surcharge effective February 1, 1999. Interstate minutes of use for the three months ended March 31, 1999 increased by 5.6% over the same period last year.

Intrastate network access revenues decreased for the three months ended March 31, 1999 as a result of rate decreases implemented in July 1998 with the FCC annual access filing reductions and due to the unfavorable MPSC primary interexchange carrier charge (PICC) ruling. These rate decreases were largely offset by a favorable court ruling in Michigan which found that interexchange carriers are not entitled to access charge discounts for intraLATA toll services prior to the time that Ameritech is allowed to offer interLATA long-distance service in the state of Michigan.

The Michigan Supreme Court granted applications for leave to appeal filed by AT&T, MCI WorldCom (MCI), the MPSC and the Michigan Attorney General. Oral argument was held on March 11, 1999 and a decision on the merits of the appeal is expected in mid-1999. While its application for leave to appeal was pending, MCI filed another MPSC complaint asking the Commission to reinstate the 55% discount on access charges and to issue a new mandate for dialing parity. The MPSC granted MCI's complaint and required reinstatement of the 55% discount and immediate implementation for the remaining 30% of our access lines in its January 19, 1999 Order. Ameritech filed a motion for stay of the MPSC's Order with the Michigan Court of Appeals on January 22, 1999. The Michigan Court of Appeals granted that stay on February 9, 1999. On February 10, 1999, AT&T and MCI WorldCom filed a Motion with the Supreme Court to Vacate Stay to Bypass the Court of Appeals. On February 16, 1999, Michigan Bell filed a response to the Motion. The Supreme Court has not ruled on the Motion.

Intrastate minutes of use for the three months ended March 31, 1999 increased by 14.1% over the same period last year.

---------------------------------------------------------------------
Long-distance service
---------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  180.1   $  181.2    $  (1.1)    (0.6)

Long-distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). Long-distance service revenues decreased for the three months ended March 31, 1999 due primarily to volume decreases, resulting from increased competition from alternative intraLATA toll providers. Rate increases partially offset these volume decreases.

---------------------------------------------------------------------
Other
-----
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   67.3   $   66.0    $   1.3      2.0

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)
Other (cont'd.)
---------------

Other revenues include revenues derived from the sale of white page directory listings, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues increased for the three months ended March 31, 1999 due primarily to an increase in miscellaneous nonoperating revenues, due to implementation of a late payment charge, as well as increased voice mail, inside wire installation and maintenance services and white page directory listing revenues. Other revenues also increased as a result of an increase in equipment sales. These increases were largely offset by a $6.9 million revenue reduction resulting from a FCC ruling which lowered the pay phone per call compensation we receive from other communications companies.

---------------------------------------------------------------------
Operating expenses
------------------

Total operating expenses for the three months ended March 31, 1999 increased $21.8 million, or 3.6% to $619.5 million. Increases in other operating expenses and depreciation and amortization expenses were the primary reasons for the increase, as discussed below.

---------------------------------------------------------------------
Employee-related expenses
-------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  163.1   $  161.4    $   1.7      1.1

Employee-related expenses increased for the three months ended March 31, 1999 primarily due to increases in wage rates reflecting a new union contract effective in mid-1998, as well as an increase in benefits expense. These increases were partially offset by lower average force levels compared with the prior year period, as well as decreased overtime costs.

We employed 11,004 employees as of March 31, 1999, compared with 11,920 as of March 31, 1998.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  147.7   $  136.3    $  11.4      8.4

Depreciation and amortization expense increased for the three months ended March 31, 1999 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increases, as we used shorter depreciable lives for newer technologies.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other operating expenses
------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  268.2   $  260.4    $   7.8      3.0

Other operating expenses increased for the three months ended March 31, 1999 due primarily to higher material, professional services, bad debt and other expenses. These increases were partially offset by decreased affiliate services, advertising and access charge expenses, Effective January 1, 1999, we adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which required the capitalization of $1.1 million in software costs previously expensed. (see Note 5).

---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   40.5   $   39.6    $   0.9      2.3

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings.
Taxes other than income taxes increased in the period ended March 31, 1999 due primarily to an increase in property taxes.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
----------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   14.5   $   20.8    $  (6.3)   (30.3)

Interest expense decreased for the three months ended March 31, 1999 due primarily to lower average long-term debt balances, resulting from the redemption of $350 million in long-term debt in December 1998. This decrease was partially offset by increased interest on short-term debt, reflecting higher average short-term debt balances following the long-term debt redemption.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                    March 31         Income   Percent
                                  ------------
(dollars in millions)            1999      1998    (Expense)   Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    1.7   $    2.2    $  (0.5)   (22.7)

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. Other income decreased for the three months ended March 31, 1999 due primarily to a decrease in equity earnings from Ameritech Services, Inc. (ASI) and decreased interest income, partially offset by a decrease in miscellaneous nonoperating expenses.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Income taxes
------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1999      1998    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   94.2   $   85.9    $   8.3      9.7

Income taxes increased for the three months ended March 31, 1999 due primarily to the tax impacts of the centralization of administration of benefits for employees. A decrease in pretax earnings, as discussed above, partially offset the increase.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------

The ratio of earnings to fixed charges for the three months ended
March 31 was 16.20 in 1999 and 11.30 in 1998.

The increase in the ratio is the result of revenue increases only partially offset by increased expenses, due to cost containment efforts. This increase in operating income, combined with decreased interest expense following the redemption of $350 million of long-term debt in December 1998, results in the increase in the ratio.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters
-------------

Regulatory Considerations
-------------------------

The Telecommunications Act of 1996

In general, the Telecommunications Act of 1996 (the 1996 Act) includes provisions designed to open local exchange markets to competition and to afford the regional holding companies (RHCs) and their affiliates the competitive opportunity to provide interLATA (long-distance) services. Under the 1996 Act, the RHCs ability to provide in-region long-distance services is dependent upon their satisfaction of, among other conditions, a 14-point "competitive checklist" of specific requirements for opening the local market to competition.

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

The Supreme Court upheld the FCC's determination that the definition of a network element could include items beyond physical facilities and equipment, such as operational support systems, operator services, directory assistance and vertical services such as call forwarding and caller identification. It further ruled that the FCC could bar ILECs from separating already combined network elements. However, the Supreme Court overturned the FCC's rule identifying and requiring ILECs to offer specific network elements, finding that the FCC had not adequately considered, as required by the 1996 Act, whether those specific unbundled network elements were "necessary" or whether the failure to provide access to them might "impair" the ability of CLECs to provide competitive services. We believe that this ruling supports our view that the objectives of the 1996 Act, including development and deployment of advanced technologies desired by customers, will best be served by encouraging infrastructure investments, rather than through unlimited blanket access to all ILEC network elements. On April 16, 1999, in response to the Supreme Court's decision, the FCC issued a Second Further Notice of Rulemaking regarding which network elements should be made available to competitors.

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

In February 1999, Ameritech sought review by the U.S. Supreme Court of the separate 1998 Eighth Circuit Court decision regarding shared transport. In that earlier decision, the Eighth Circuit Court had upheld the FCC's determination that "shared transport," which would include access to all of an ILEC's transport facilities, is a network element that should be made available to competitors on an unbundled basis. In April 1999, the Government filed its opposition to Ameritech's petition.

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

Ameritech believes that this FCC ruling confirms its view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not payable in connection with dial-up access to the Internet via ISPs. Ameritech therefore intends to continue to pursue judicial appeals of the contrary state commission determinations that preceded this FCC ruling. Cases that involve appeals by Ameritech's landline communications subsidiaries of adverse decisions are currently pending before the U.S. Court of Appeals for the Seventh Circuit and U.S. District Courts in Michigan and Wisconsin. In Ohio, the PUCO recently ruled on rehearing that Ameritech's Ohio landline communications subsidiary is required to make reciprocal compensation payments. Ameritech intends to appeal that order to the U.S. District Court. Ameritech has filed a petition for rehearing of a similar adverse determination by the Indiana Utility Regulatory Commission (IURC).

Ameritech believes that its view, that reciprocal compensation is not payable in these circumstances, ultimately should be upheld.
However, there can be no assurance as to that outcome or that we will not be required to continue to make such reciprocal compensation payments under existing interconnection agreements. Pending the outcome of our current judicial appeals, Michigan Bell and Ameritech's Illinois and Wisconsin landline communications subsidiaries are making reciprocal compensation payments, under protest, pursuant to existing interconnection agreements with CLECs providing services to ISPs. Ameritech's Ohio landline communications subsidiary has been ordered to begin to make reciprocal compensation payments on or about June 19, 1999. In addition to such payments, Ameritech is making accruals of amounts which may become payable in Indiana in the event its view is not ultimately upheld.

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Regulatory Considerations (cont'd.)
-----------------------------------

Universal Service, Access Charge Reform and Price Caps (cont'd.)

Access Charge Reform (cont'd.)
Various interexchange carriers opposing such changes have filed with the Illinois, Michigan and Wisconsin state commissions seeking lower access charges. The state commissions in Illinois (the Illinois Commerce Commission) and Michigan (the MPSC), in response to such filings, have ordered Ameritech to split the intrastate primary interexchange carrier charge (PICC) into two separate per-line components, with one-half of the total charge payable by the intraLATA toll carrier and the other half by the interLATA toll carrier. A similar split of the intrastate PICC was ordered by the Indiana Utility Regulatory Commission in its ongoing investigation of universal service and access reform. Accordingly, the revenues we receive from this charge will decrease to the extent that we are the intraLATA toll carrier. In addition, the MPSC required that these changes be made retroactive to January 1, 1998, when the initial tariffs for this charge were filed. We have appealed the MPSC's order.

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

Dial 1 +

In 1996, the MPSC issued two Orders requiring Michigan Bell to provide statewide dialing parity (the ability to choose an alternate carrier for intraLATA toll calls by dialing 1 before the phone number), or to discount intraLATA toll access rates by 55% where dialing parity was not implemented. In January 1997, the Michigan Court of Appeals issued a stay of the MPSC Orders pending a determination of Michigan Bell's appeal on the merits. In August, the Michigan Supreme Court declined AT&T's and MCI's motion to vacate the Court of Appeals stay.

In May 1998, the Court of Appeals issued a decision which reversed the 1996 MPSC Orders. The Court concluded that, under the plain language of the Michigan

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Regulatory Considerations (cont'd.)
-----------------------------------

Dial 1 + (cont'd.)

Telecommunications Act (MTA), Michigan Bell was required to provide intraLATA toll dialing parity to no more than 10% of its customers on January 1, 1996, until Ameritech obtained interLATA relief. The Court of Appeals also reversed the imposition of a 55% discount on access charges.

The Michigan Supreme Court granted applications for leave to appeal filed by AT&T, MCI, the MPSC and the Michigan Attorney General. Oral argument was held on March 11, 1999 and a decision on the merits of the appeal is expected in later this year. While its application for leave to appeal was pending, MCI filed another MPSC complaint asking the Commission to reinstate the 55% discount on access charges and to issue a new mandate for dialing parity. The MPSC granted MCI's complaint and required immediate implementation for the remaining 30% of our access lines in its January 19, 1999 Order. Ameritech filed a motion for stay of the MPSC's Order with the Michigan Court of Appeals on January 22, 1999. The Michigan Court of Appeals granted that stay on February 9, 1999. On February 10, 1999, AT&T and MCI WorldCom filed a Motion with the Supreme Court to Vacate Stay to Bypass the Court of Appeals. On February 16, 1999, Michigan Bell filed a response to the Motion. The Supreme Court has not ruled on the Motion.

On April 9, 1999, we filed an amended implementation plan with respect to the remaining 30% of access lines for which dialing parity had not been implemented. On April 12, 1999, the MPSC approved the plan. Intrastate toll dialing parity was implemented statewide for Michigan Bell access lines on May 12, 1999.

Long-distance Services
----------------------

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Evolution of the Industry
-------------------------

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

Year 2000 Readiness Disclosure
------------------------------

The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

Ameritech has established a centrally managed, companywide initiative to identify, evaluate and address Year 2000 issues. Begun in May 1996, Ameritech's Year 2000 effort covers our network and supporting infrastructure for the provision of local switched and data telecommunications services. Also within the scope of this initiative are operational and financial information technology (IT) systems and applications, end-user computing resources and building systems, such as security, elevator, and heating and cooling systems. In addition, the project includes a review of the Year 2000 compliance efforts of Ameritech's key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it is structured to identify and prioritize our efforts for mission-critical systems, network elements and products and key business partners.

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among our business units and the phases often are conducted in parallel, as of March 31, 1999, the inventory and assessment phases have been substantially completed, the remediation and testing phases are nearing completion, and the deployment phase is well under way.

As of March 31, 1999, nearly all of the network elements requiring corrective activity, including substantially all of the core network switches and other network components that we regard as mission-critical, have been made Year 2000 ready and deployed back into production. As of March 31, 1999, more than 98% of Ameritech's total identified IT applications, including substantially all determined

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
----------------------------------------

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

There also may be Year 2000 issues in customer premises equipment
(CPE), including CPE that we have sold or maintained and CPE that is used in connection with 911 services. Although the customer generally is responsible for CPE, customers could attribute a Year 2000 disruption in their CPE to a malfunction of our network service. We have taken steps to encourage many of our customers potentially at risk to undertake the necessary assessment and remedial activities to avoid a Year 2000 problem with their equipment and systems.

Ameritech currently estimates that it and all of its subsidiaries combined, including Michigan Bell, will incur expenses of approximately $250 million through 2001 in connection with our anticipated Year 2000 efforts, of which approximately $128 million had been incurred through March 31, 1999. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. Ameritech also expects to incur certain capital improvement costs (totaling approximately $14 million) to support this project. Such capital costs ($12 million as of March 31, 1999) are being incurred sooner than originally planned but, for the most part, would have been required in the normal course of business.

As with other communications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 program in one or more of our mission-critical network elements or IT applications could cause a significant disruption of or interruption in certain of our normal business functions. Based on Ameritech's assessments and work to date, Ameritech believes that any such

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Year 2000 Readiness Disclosure (cont'd.)
----------------------------------------

material disruption to our operations due to failure of an internal system is unlikely. However, due to the uncertainty inherent in Year 2000 issues generally and those that are beyond our control in particular (e.g., the final Year 2000 readiness of our suppliers, customers, utilities and interconnecting carriers), there can be no assurance that one or more such failures would not have a material impact on our results of operations, liquidity or financial condition.

As part of our Year 2000 initiative, Ameritech is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of contingency and continuity plans tailored to meet Year 2000-related challenges. This work is being performed through centrally managed, companywide teams organized by critical business functions (including ordering, provisioning, maintenance, billing and power). Ameritech's contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

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

New Accounting Pronouncements
-----------------------------

FAS 133

In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides standardized accounting and disclosure guidance for derivative instruments and the derivative portion of certain similar contracts. It amends FAS 52, "Foreign Currency Translation," and FAS 107, "Disclosures about Fair Values of Financial Instruments," and it supersedes a number of other financial accounting standards.

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

FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and is to be adopted as of the beginning of the fiscal year. At the time of adoption, all derivative instruments are to be measured at fair value and

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


New Accounting Pronouncements (cont'd.)
--------------------------------------

FAS 133 (cont'd.)

recorded on the balance sheet. Any differences between fair value and carrying amount at that time will be recorded as a cumulative effect of a change in accounting principle, in either net income or other comprehensive income, as appropriate. Adoption of this statement may or may not have a material impact on our results of operations or financial position, depending on the nature and magnitude of derivative activity in which we engage and the changes in market conditions with respect to foreign currencies, interest rates or other underlying values. We have not yet quantified the impacts of the initial adoption of FAS 133 on our results of operations or financial condition, nor have we determined when we will implement the new standard.

Audit Report on Continuing Property Records
-------------------------------------------

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

The FCC is currently seeking public comment on issues raised by the audit results.

Private Securities Litigation Reform Act Safe Harbor Statement
--------------------------------------------------------------

Some of the information presented in, or in connection with this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)


Private Securities Litigation Reform Act Safe Harbor Statement
(cont'd.)
---------------------------------------------------------------------
---

- The effects of growing demand for wireless technology which may reduce or replace landline services provided by Michigan Bell;
- The timing of, and potential regulatory or other considerations relating to, the consummation of Ameritech's proposed merger with SBC;
- The impact of new technologies and the potential effect of delays in development or deployment of such technologies; and,
-  The potential impact of issues related to year 2000 compliance.

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

                     PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1999 and March 31, 1998.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          We did not file a Form 8-K during the quarter ended March
          31, 1999.

                             SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.



                                        MICHIGAN BELL TELEPHONE COMPANY
                                        -------------------------------
                                                 (Registrant)


  Date:  May 13, 1999                     /s/ Ronald G. Pippin
                                           ----------------------
                                           Ronald G. Pippin
                                           Vice President and Comptroller
                                           (Principal Accounting Officer)

GLOSSARY

Access charges -
---------------
fees that local phone companies charge to long-distance carriers for the handling of long-distance calls on our local network.

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

Interexchange carriers (IXCs) -
------------------------------
those companies primarily involved in providing long-distance voice and data transmission services, such as AT&T, MCI WorldCom and Sprint.

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

Voice-grade equivalent line -
----------------------------
a channel or other portion of a high capacity access line that can be used to transmit voice or data traffic. For example, one DS1 circuit is capable of handling 24 voice-grade and/or data lines.